Form 10-Q
period 1994-04-30
LURIA L & SON INC
filed 1994-06-10
CIK 277057

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q


     [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Thirteen Weeks Ended April 30, 1994

                               OR

     [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period From ________ to ________


                  Commission File Number 1-8057


                      L. LURIA & SON, INC.
             (Exact name of registrant as specified
                         in its charter)


          FLORIDA                            59-0620505

     (State of incorporation)      (IRS Employer Identification
                                        No.)

5770 Miami Lakes Drive, Miami Lakes, Florida           33014
  (Address of principal executive offices)          (zip code)

                         (305) 557-9000
      (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X   No ___



    Common stock, par value $.01 per share: 4,035,424 shares
                 outstanding as of May 31, 1994

    Class B stock, par value $.01 per share: 1,375,947 shares
                 outstanding as of May 31, 1994




                This filing consists of 10 pages














































                      L. LURIA & SON, INC.




                        TABLE OF CONTENTS




PART I  - FINANCIAL INFORMATION                        Page No.


Item 1.  Financial Statements . . . . . . . . . . . .

          Condensed Balance Sheets - April 30, 1994
          (Unaudited), May 1, 1993 (Unaudited), and
          January 29, 1994 . . . . . . . . . . . . . .        3


          Condensed Statements of Operations (Unaudited)
          for the thirteen weeks ended April 30, 1994
          and May 1, 1993 . . . . . . . . . . . . . . .       4


          Condensed Statements of Cash Flows (Unaudited)
          for the thirteen weeks ended April 30, 1994 and
          May 1, 1993. . .. . . . . . . . . . . . . . . .     5


          Notes to Condensed Financial Statements. . . . .    6


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . .    7




                  PART II  -  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . .   9

          Signatures. . . . . . . . . . . . . . . . . . . .  10











                PART I  -  FINANCIAL INFORMATION

Item 1.   Financial Statements

                      L. LURIA & SON, INC.
                    CONDENSED BALANCE SHEETS



(in thousands)         April 30,     May 1,        January 29,
                       1994          1993          1994
                       (Unaudited)   (Unaudited)

ASSETS
Current assets:
  Cash and cash
  equivalents          $    771      $  6,740      $ 17,371
  Accounts receivable     1,814         1,353         2,277
  Inventories            90,413        95,575        87,470
  Prepaid expenses        3,180         2,960         2,205
Total current assets     96,178       106,628       109,323
Property, net            31,018        26,760        29,448
Other assets              1,350         1,372         1,204
Total assets           $128,546      $134,760      $139,975

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term bank
   borrowing              $--           $--           $--
  Accounts payable and
    accrued liabili-
    ties                 42,655        48,299        53,567
  Current portion of
    long-term debt
    and obligations under
    capital leases          206           223           223
Total current liabili-
   ties                  42,861        48,522        53,790
Long-term debt and
  obligations under
  capital leases          1,116         1,321         1,156
Deferred taxes            1,183         2,923         1,283

Shareholders' Equity:
  Preferred stock: $1 par
   value, 5,000,000 shares
   authorized; no shares
   issued                   --            --             --
  Common stock:
  Common: $.01 par value,
   14,000,000 shares
   authorized; 4,035,799
   shares issued and
   outstanding at April 30,
   1994; 3,721,998 shares
   issued and outstanding at
   May 1, 1993; and 3,987,314
   shares issued and out-
   standing at
   January 29, 1994           39           37              39
   Class B: $.01 par value,
   6,000,000 shares
   authorized; 1,375,947 shares
   issued and outstanding at
   April 30, 1994; 1,648,407
   shares issued and
   outstanding at May 1, 1993;
   and 1,426,947 issued and
   outstanding at January 29,
   1994                       14           16               14
Additional paid-in
 capital                  18,303       17,725           18,353
Retained earnings         65,030       64,216           65,340

Total shareholders'
 equity                   83,386       81,994           83,746
Total liabilities and
 shareholders' equity   $128,546     $134,760         $139,975


See accompanying notes to condensed financial statements.























                      L. LURIA & SON, INC.

               CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)




(in thousands, except income
 per common share)                   Thirteen Weeks Ended
                              April 30, 1994       May 1, 1993

Net sales                        $44,201             $48,341
Cost of goods sold, buying
 and warehousing costs            31,640              33,762
Gross margin                      12,561              14,579
Operating expenses                13,079              14,216
Income (Loss) from operations       (518)                363
Interest income - net                 18                  71
Income (Loss) before income tax     (500)                434
Income tax (benefit)                (190)                163
Net income (loss)                 $ (310)             $  271

Weighted average number of common
 shares outstanding                5,414               5,365

Income (Loss) per common
 share                            $ (.06)             $  .05



    See accompanying notes to condensed financial statements.



















                      L. LURIA & SON, INC.

               CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)



(in thousands)                     Thirteen Weeks Ended
                              April 30, 1994       May 1, 1993

CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income (loss)             $  (310)             $    271
Adjustments to reconcile
 net income (loss)
 to net cash used in
 operating activities:
 Depreciation                   1,126                 1,003
 Deferred tax (benefit)          (100)                  (24)
 Decrease in accounts
   receivable                     463                 1,275
 (Increase) in inventories     (2,943)              (17,675)
 (Increase) in prepaid
   expenses                      (975)                 (520)
 (Increase) Decrease in
   other assets                  (146)                   49
 Decrease in accounts
   payable and accrued
   liabilities                (10,912)               (2,294)
Net cash used in operating
  activities                  (13,797)              (17,915)


CASH FLOWS FROM INVESTING
  ACTIVITIES:
 Additions to property         (2,696)                 (205)

Net cash applied to
  investing activities         (2,696)                 (205)


CASH FLOWS FROM FINANCING
  ACTIVITIES:
 Borrowing under line of
  credit agreements              --                     --
 Repayments of long-term debt     (37)                  (24)
 Repayments of obligations under
  capital leases                  (20)                  (17)
 Treasury shares acquired         (50)                   43
Net cash provided by financing
  activities                     (107)                    2
Net decrease in cash and
  cash equivalents            (16,600)               (18,118)
Cash and cash equivalents,
  beginning of period          17,371                 24,858
Cash and cash equivalents,
  end of period               $   771               $  6,740



SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
Cash paid during the period for:
 Interest (net of amounts
  capitalized)                $     0              $      15
 Income taxes                 $ 1,150              $   2,655




See accompanying notes to condensed financial statements.


































                      L. LURIA & SON, INC.

            NOTES TO CONDENSED FINANCIAL STATEMENTS
   FOR THE THIRTEEN WEEKS ENDED April 30, 1994 AND May 1, 1993


GENERAL

The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with generally accepted accounting principles applicable to interim financial statements and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of L. Luria & Son, Inc. (the "Company"), the accompanying condensed financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of April 30, 1994 and May 1, 1993, and the results of its operations and cash flows for the periods ended April 30, 1994 and May 1, 1993. Furthermore, all adjustments were of a normal and recurring nature.



SEASONALITY

The results of operations for the thirteen weeks ended April 30, 1994 are not indicative of the results to be expected for the entire year because the Company's operations are seasonal.



ACCOUNTING POLICIES

The accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements in the 1994 L. Luria
& Son, Inc. Annual Report, which is incorporated by reference in Form 10-K.


ACCOUNTING CHANGE

As set forth in Note 2 to the Company's financial statements in the 1994 L. Luria & Son, Inc. Annual Report, which is incorporated by reference in Form 10-K, in the fourth quarter of fiscal year 1994, the Company changed its method of valuing jewelry inventory from the LIFO (last-in, first-out) to the FIFO (first-in, first-out) method. As required, all prior year financial statements presented have been restated to reflect this change. Accordingly, the first quarter of last year was restated to reduce net earnings by $39,000 or $.01 per share.



                      L. LURIA & SON, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY

The following table sets forth for the periods indicated percentages which certain items reflected in the financial data bear to net sales of the Company:




                              RELATIONSHIPS TO NET SALES
                                     PERIOD ENDED
                              April 30, 1994       May 1, 1993

  Net sales                        100.0%             100.0%
  Cost of goods sold,
    buying and warehousing
    costs                           71.6               69.8
  Gross margin                      28.4               30.2
  Operating expenses                29.6               29.4
  Income (Loss) from operations     (1.2)                .8
  Interest income - net               .1                 .1
  Income (Loss) before income tax   (1.1)                .9
  Income tax (benefit)              ( .4)                .3
  Net income (loss)                  (.7)%               .6%



NET SALES

For the thirteen weeks ended April 30, 1994, net sales were $44,201,000, an 8.6% decrease compared to the same period last year. Comparable store sales decreased 9.5%. Last year's first quarter sales were effected by hurricane replacement purchases. In addition, this year's first quarter sales were impacted by efforts to reduce inventory levels below last year's, reductions in advertising expenditures and softening customer demand in the Company's South Florida markets.

GROSS MARGINS

Gross margins as a percent of net sales for the first thirteen weeks of the current year were 28.4% as compared to 30.2% for the prior year first quarter due to markdowns incurred to reduce inventory levels. As a result of the Company's efforts, as of April 30, 1994, inventories are $5 million below last year's level.

The overall sales mix remained constant with jewelry sales representing 37.1% of total sales in both periods. As set forth in
Note 2 to the Company's financial statements in the 1994 L. Luria
& Son, Inc. Annual Report, in the fourth quarter of fiscal year 1994, the Company changed its method of valuing jewelry inventory from the LIFO (last-in, first-out) to the FIFO (first-in, first-out) method. As required, all prior year financial statements presented have been restated to reflect this change. Accordingly, the first quarter of last year was restated to reduce net earnings by $39,000 or $.01 per share.











































                      L. LURIA & SON, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)


OPERATING EXPENSES

Operating expenses for the first quarter were $13,019,000, a reduction of $1,137,000 from last year's expenses. Operating expenses for the first quarter increased as a percent of net sales from 29.4% last year to 29.6% this year, due to the sales decrease.

Cost controls reduced expenses from last year's levels in most expense categories, with significant reductions in advertising and sales promotion, equipment lease costs, and other overhead expenses. There were no significant charges to the Restructuring
Charge reserves in the first quarter of fiscal 1995.


INCOME TAX  BENEFIT

Income tax benefit for the thirteen-week period ended April 30, 1994 is estimated at 38% which is comparable to last year's 38% rate for the quarter.


INVENTORIES

At April 30, 1994, inventory levels were $90.4 million, 5.4% below last year's $95.6 million due to the Company's inventory control efforts.


LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1994, the Company had approximately $83.4 million in shareholders' equity and approximately $1.1 million in long-term debt and capital leases. Cash and cash equivalents decreased $16.6 million since the end of fiscal 1994 primarily to finance the payment of inventory purchased earlier in the year and capital expenditures. At April 30, 1994, the Company had available lines of credit of $40 million, of which there were no borrowings outstanding at that time.

The Company believes that cash provided by operations, available lines of credit and access to the capital markets at competitive rates will be adequate to meet its working capital and capital expenditure requirements for fiscal year 1995.






                   PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (b) There were no reports on Form 8-K filed for the thirteen-week period ended April 30, 1994.
















































                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              L. LURIA & SON, INC.


Date: June 9, 1994            /s/ Peter Luria
                                  Peter Luria
                                  President and Chief
                                  Operating Officer




Date: June 9, 1994            /s/ Duane R. Wolter
                                  Duane R. Wolter
                                  Sr. Vice President-Finance,
                                  Chief Financial Officer and
                                  and Principal Accounting
                                  Officer