Form 10-Q
period 1994-07-30
LURIA L & SON INC
filed 1994-09-13
CIK 277057

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-Q


      [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Thirteen Weeks Ended July 30, 1994

                                OR

      [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From  to


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

                           Yes  X   No



     Common stock, par value $.01 per share:  4,032,465 shares
                 outstanding as of August 31, 1994

     Class B stock, par value $.01 per share: 1,375,844 shares
                 outstanding as of August 31, 1994









                       L. LURIA & SON, INC.




                         TABLE OF CONTENTS




PART I  - FINANCIAL INFORMATION                     Page No.


Item 1.   Financial Statements

     Condensed Balance Sheets - July 30, 1994
     (Unaudited), July 31, 1993 (Unaudited),
     and January 29, 1994  . . . . . . . . . . . .


     Unaudited Condensed Statements of Operations
     for the thirteen and twenty-six weeks ended
     July 30, 1994 and the thirteen and twenty-six
     weeks ended July 31, 1993 . . . . . . . . . .


     Unaudited Condensed Statements of Cash Flows
     for the twenty-six weeks ended July 30, 1994
     and July 31, 1993 . . . . . . . . . . . . . .


     Notes to Condensed Financial Statements . . .


Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations . . . . . . . . . . . . . . .




PART II  -  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . .

Item 6.   Exhibits and Reports on Form 8-K . . . .


Signatures . . . . . . . . . . . . . . . . . . . .

Appendix A . . . . . . . . . . . . . . . . . . . .














































                  PART I - FINANCIAL INFORMATION






















































Item 1.   FINANCIAL STATEMENTS

                       L. LURIA & SON, INC.
                     CONDENSED BALANCE SHEETS




(in thousands)                    July 30,          July 31,
                                   1994              1993
ASSETS                          (Unaudited)       (Unaudited)
Current assets:
  Cash and cash equivalents      $  6,791         $ 2,500
  Accounts receivable                 986             832
  Inventories                      82,328          83,778
  Prepaid expenses                  3,489           3,511
Total current assets               93,594          90,621
Property, net                      32,885          26,585
Other assets                        1,374           1,470
Total assets                     $127,853        $118,676

LIABILITIES AND SHAREHOLDERS'
 EQUITY
Current liabilities:
  Short-term bank borrowing      $ 16,700        $ 10,500
  Accounts payable and
  accrued liabilities              26,522          21,511
  Current portion of
  long-term debt and
  obligations under
  capital leases                      206             223
Total current liabilities          43,428          32,234
Long-term debt and obligations
  under capital leases              1,079           1,255
Deferred taxes                      1,521           2,903

Shareholders' Equity:
  Preferred stock: $1 par value,
  5,000,000 shares authorized;
  no shares issued                     --              --
  Common stock:
  Common: $.01 par value,
   14,000,000 shares authorized
   4,032,465 shares issued and
   outstanding at July 30,
   1994; 3,935,719 shares issued
   and outstanding at July 31,
   1993; and 3,987,314 shares issued
   and outstanding at January 29,
   1994                                40              39
  Class B: $.01 par value,
   6,000,000 shares authorized;
   1,375,844 shares issued and
   outstanding at July 30, 1994;
   1,449,547 shares issued and
   outstanding at July 31, 1993;
   and 1,426,947 issued and
   outstanding at January 29,
   1994                                14              14
Additional paid-in capital         18,269          17,839
Retained earnings                  63,502          64,392
Total shareholders' equity         81,825          82,284
Total liabilities and
  shareholders' equity           $127,853        $118,676

(continued)



(in thousands)                                    January 29,
                                                     1994
ASSETS
Current assets:
  Cash and cash equivalents                      $ 17,371
  Accounts receivable                               2,277
  Inventories                                      87,470
  Prepaid expenses                                  2,205
Total current assets                              109,323
Property, net                                      29,448
Other assets                                        1,204
Total assets                                     $139,975

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term bank borrowing                      $     --
  Accounts payable and accrued liabilities         53,567
  Current portion of long-term debt and
   obligations under capital leases                   223
Total current liabilities                          53,790
Long-term debt and obligations under
  capital leases                                    1,156
Deferred taxes                                      1,283

Shareholders' Equity:
  Preferred stock: $1 par value, 5,000,000
   shares authorized; no shares issued                 --
  Common stock:
  Common: $.01 par value, 14,000,000 shares
    authorized 4,032,465 shares issued and
    outstanding at July 30, 1994; 3,935,719
    shares issued and outstanding at July 31,
    1993; and 3,987,314 shares issued and
    outstanding at  January 29, 1994                   39
  Class B: $.01 par value, 6,000,000 shares
   authorized; 1,375,844 shares issued and
   outstanding at July 30, 1994; 1,449,547
   shares issued and outstanding at
   July 31, 1993; and 1,426,947 issued and
   outstanding at January 29, 1994                     14
Additional paid-in capital                         18,353
Retained earnings                                  65,340
Total shareholders' equity                         83,746
Total liabilities and shareholders' equity       $139,975




See accompanying notes to condensed financial statements.








































                       L. LURIA & SON, INC.
                CONDENSED STATEMENTS OF OPERATIONS
                            (Unaudited)





(in thousands, except earnings
(loss) per common share)
                          Thirteen Weeks      Thirteen Weeks
                            Ended                Ended
                          July 30, 1994       July 31, 1993


Net sales                    $42,303              $44,894
Cost of goods sold,
  buying and warehousing
  costs                       32,422               31,946
Gross margin                   9,881               12,948
Operating expenses            12,240               12,619

Income (loss) from
  operations                 (2,359)                  329
Interest income (expense)-
  net                           (89)                 (46)

Income (loss) before
  income tax                 (2,448)                  283
Income tax (benefit)           (920)                  107

Net income (loss)           $(1,528)              $   176

Weighted average number
  of common shares
  outstanding                  5,411                5,371

Earnings (loss) per
  common share              $  (.28)             $    .03


(continued)



(in thousands, except earnings
(loss) per common share)
                          Twenty-Six Weeks    Twenty-Six Weeks
                            Ended                Ended
                          July 30, 1994       July 31, 1993


Net sales                    $86,504              $93,235
Cost of goods sold,
  buying and warehousing
  costs                       64,062               65,708
Gross margin                  22,442               27,527
Operating expenses            25,319               26,835

Income (loss) from
  operations                 (2,877)                  692
Interest income (expense)-
  net                           (71)                   25

Income (loss)before income
  tax                        (2,948)                  717
Income tax (benefit)         (1,110)                  270

Net income (loss)            (1,838)                  447

Weighted average number of
 common shares outstanding     5,411                5,371

Earnings (loss) per common
  share                      $ (.34)               $  .08





See accompanying notes to condensed financial statements.
























                       L. LURIA & SON, INC.
                CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)





(in thousands)                 Twenty-six Weeks  Twenty-six Weeks
                                   Ended            Ended
                                July 30, 1994     July 31, 1993

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)              $  (1,838)         $  447
Adjustments to reconcile
 net income (loss) to
 net cash used in operating
 activities:
  Depreciation                     2,209           1,969
  Deferred tax (benefit)             238             (44)
  Decrease in accounts
   receivable                      1,291           1,796
  Decrease (Increase) in
   inventories                     5,142          (5,878)
  (Increase) in prepaid
   expenses                       (1,284)         (1,071)
  (Increase) in other assets        (170)            (49)
  Decrease in accounts payable
   and accrued liabilities       (27,045)        (29,082)
Net cash used in
  operating activities           (21,457)        (31,912)

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Additions to property           (5,646)           (996)

Net cash applied to investing
  activities                      (5,646)           (996)


CASH FLOWS FROM FINANCING
ACTIVITIES:
  Borrowing under line of credit
   agreements                     16,700          10,500
  Repayments of long-term debt       (75)            (74)
  Repayments of obligations under
   capital leases                    (19)            (33)
  Treasury shares acquired           (83)            157
Net cash provided by financing
  activities                      16,523          10,550
Net decrease in cash and cash
  equivalents                    (10,580)        (22,358)
Cash and cash equivalents,
  beginning of period             17,371          24,858
Cash and cash equivalents,
  end of period                $   6,791       $   2,500


SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
  Interest (net of amounts
   capitalized)                $      94       $      66
  Income taxes                 $   1,275       $   3,320



See accompanying notes to condensed financial statements.





































                      L. LURIA & SON, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS
   FOR THE THIRTEEN WEEKS ENDED July 30, 1994 AND July 31, 1993


GENERAL

The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with generally accepted accounting principles applicable to interim financial statements and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of L. Luria & Son, Inc. (the "Company"), the accompanying condensed financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of July 30, 1994 and July 31, 1993, and the results of its operations and cash flows for the periods ended July 30, 1994 and July 31, 1993. Furthermore, all adjustments were of a normal and recurring nature.



SEASONALITY

The results of operations for the thirteen weeks ended July 30, 1994 are not indicative of the results to be expected for the entire year because the Company's operations are seasonal.



ACCOUNTING POLICIES

The accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements in the 1994 L. Luria
& Son, Inc. Annual Report, which is incorporated by reference in Form 10-K.


ACCOUNTING CHANGE

As set forth in Note 2 to the Company's financial statements in the 1994 L. Luria & Son, Inc. Annual Report, which is incorporated by reference in Form 10-K, in the fourth quarter of fiscal year 1994, the Company changed its method of valuing jewelry inventory from the LIFO (last-in, first-out) to the FIFO (first-in, first-out) method. As required, all prior year financial statements presented have been restated to reflect this change. Accordingly, results for the first and second quarters of last year were restated to reduce earnings by $39,000 or $.01 per share and $34,000 or $.01 per share, respectively.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS



SUMMARY

The following table sets forth for the periods indicated percentages which certain items reflected in the financial data bear to net sales of the Company:

                            RELATIONSHIPS TO NET SALES
                                   PERIODS ENDED



                          Thirteen Weeks    Thirteen Weeks
                            Ended             Ended
                          July 30, 1994     July 31, 1993

Net sales                   100.0%             100.0%
Cost of goods sold,
  buying and warehousing
  costs                      76.6               71.2
Gross margin                 23.4               28.8
Operating expenses           28.9               28.1

Income (loss) from
  operations                 (5.5)                .7
Interest income
  (expense) - net             (.2)               (.1)

Income (loss) before
  income tax                 (5.7)                .6
Income tax (benefit)         (2.1)                .2

Net income                   (3.6)%               .4%

(continued)



                          Twenty-Six Weeks  Twenty-Six Weeks
                            Ended             Ended
                          July 30, 1994     July 31, 1993

Net sales                   100.0%             100.0%
Cost of goods sold,
  buying and warehousing
  costs                      74.0               70.5
Gross margin                 26.0               29.5
Operating expenses           29.3               28.8

Income (loss) from
  operations                 (3.3)                .7
Interest income
  (expense) - net            ( .1)                .1

Income (loss) before
  income tax                 (3.4)                .8
Income tax (benefit)         (1.3)                .3

Net income                   (2.1)%               .5%



NET SALES

For the thirteen weeks (second quarter) ended July 30, 1994, net sales decreased $2,591,000, or 5.8%, compared to the same period last year. Comparable store sales decreased 7.8%. Last year's second quarter sales benefited from significant hurricane replacement purchases. In addition, this year's second quarter sales were impacted by reductions in advertising expenditures and softening customer retail demand in the South Florida markets. Sales for the first six months (26 weeks) decreased $6,731,000 or 7.2% while comparable store sales decreased 8.9%.


GROSS MARGINS

Gross margins as a percent of net sales for the thirteen and twenty-six weeks ended July 30, 1994 were 23.4% compared to 28.8% for the prior year quarter and 26.0% compared to 29.5%, respectively. Gross margins were lower primarily due to substantial markdowns incurred to reduce inventory levels and to accelerate the reduction of inventory assortments to adjust to the new superstore format featuring more massed-out merchandise. As of July 30, 1994, inventories are $1.5 million below last year's level and $5.1 million below last year-end's level. Jewelry sales as a percent of sales were 37.8% this year vs. 36.0% last year for the quarter and 37.8% this year and 36.5% last year for the six month periods, respectively. As set forth in Note 2 to the Company's financial statements in the 1994 L. Luria & Son, Inc. Annual Report, in the fourth quarter of fiscal year 1994, the Company changed its method of valuing jewelry inventory from the LIFO (last-in, first-out) to the FIFO (first-in, first-out) method. As required, all prior year financial statements presented have been restated to reflect this change. Accordingly, the first quarter and the second quarter of last year were restated to reduce net earnings by $39,000 or $.01 per share and $34,000 or $.01 per share, respectively.


OPERATING EXPENSES

Operating expenses for the current thirteen and twenty-six weeks periods increased as a percent of net sales to 28.9% this year from 28.1% last year, and to 29.3% from 28.8%, respectively, due primarily to the shortfall in sales versus last year. Cost controls reduced the operating expenses by 3% for the quarter and 6% for the six months from last year's expenditure level. Expenses were reduced from last year's levels in most expense categories, with significant reductions in advertising and sales promotion, equipment lease costs, and other overhead expenses. Preopening expenses related to the three new superstores of $238,000, or $.03 per share, were incurred in the second quarter versus none last
year.   As a part of the Restructuring Plan, during the six month
period, the Company relocated two stores and entered into negotiations on closing or relocating several additional stores. Approximately $1.3 million of incremental costs associated with relocating two stores and the carrying costs associated with previously closed stores have been charged to the Restructuring Plan reserves established during the fourth quarter of fiscal year 1994. The Company currently operates seven superstores and plans to open two additional superstores this year.


INTEREST INCOME (EXPENSE) - NET

Net interest expense for the thirteen and twenty-six week periods ended July 30, 1994 increased compared to the prior year due to increased short-term borrowings and higher interest rates in the current year. The increase in short-term borrowings at July 30, 1994 versus last year is due to capital expenditures to support the Company's superstore strategy.


INCOME TAX  (BENEFIT)

Income tax benefit for the thirteen and twenty-six week periods ended July 30, 1994 is estimated at 37.6% of the pre-tax loss, which is comparable to last year's income tax expense rate of 37.7%.


INVENTORIES

At July 30, 1994, inventory levels were $82.3 million, or 2% below last year's $83.8 million due to the Company's inventory control efforts.


LIQUIDITY AND CAPITAL RESOURCES

At July 30, 1994, the Company had approximately $81.8 million in shareholders' equity and approximately $1.1 million in long-term debt and capital leases. Cash and cash equivalents decreased $10.6 million since the end of fiscal 1994 primarily to finance the payment of inventory and capital expenditures. At July 30, 1994, the Company had available lines of credit of $45.0 million, of which $28.2 million remained unused.

The Company believes that cash provided by operations, available lines of credit and access to the capital markets at competitive rates will be adequate to meet its working capital and capital expenditure requirements for fiscal year 1995.









































                    PART II - OTHER INFORMATION

























Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


           (c) The annual meeting of shareholders of the Company was held on June 2, 1994. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, against, or withheld, as well as the number of abstentions:



           1.   Election of three Directors of the Company

                Sydney Luria
                   Common Stock For:            3,597,170
                   Common Stock Withheld:          24,208
                Jorgen Petersen
                   Class B Stock For:           1,375,631
                   Class B Stock Withheld:          1,060
                Jeremy R. Serwer
                   Class B Stock For:           1,375,631
                   Class B Stock Withheld:          1,060


           2.   Ratification of appointment of KPMG
                Peat Marwick as the Company's
                independent certified public
                accountants
                   Common Stock For:            3,613,590
                   Common Stock Against:            4,961
                   Common Stock Abstain:            2,872
                   Class B Stock For:           1,375,737
                   Class B Stock Against:               0
                   Class B Stock Abstain:               0




Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (b) There were no reports on Form 8-K filed for the thirteen-week period ended July 30, 1994.












                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         L. LURIA & SON, INC.


Date:  September 13, 1994                /s/ Peter Luria
                                         Peter Luria
                                         President and Chief
                                         Operating Officer


Date:  September 13, 1994                /s/ Duane R. Wolter
                                         Duane R. Wolter
                                         Sr. Vice President-Finance,
                                         Chief Financial Officer and
                                         Principal Accounting
                                         Officer