Form 10-Q
period 1994-10-29
LURIA L & SON INC
filed 1994-12-13
CIK 277057

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              FORM 10-Q

       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Thirteen Weeks Ended October 29, 1994

                                 OR

       [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            Yes  X   No


         Common stock, par value $.01 per share:  4,031,689
                 outstanding as of December 9, 1994

         Class B stock, par value $.01 per share: 1,375,844
                 outstanding as of December 9, 1994


                        L. LURIA & SON, INC.



                              CONTENTS



                                                            Page
No.

                   PART I  - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Condensed Balance Sheets - October 29, 1994
          (Unaudited) October 30, 1993 (Unaudited),
          and January 29, 1994 . . . . . . . . . . . .



          Unaudited Condensed Statements of Operations
          for the thirteen and thirty-nine weeks
          ended October 29, 1994 and October 30,
          1993 . . . . . . . . . . . . . . . . . . . .



          Unaudited Condensed Statements of Cash
          Flows for the thirty-nine weeks ended
          October 29, 1994 and October 30, 1993. . . .



          Notes to Condensed Financial Statements. . .



Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . .





                    PART II  -  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K . . . . . .



          Signatures . . . . . . . . . . . . . . . . .








                   PART I - FINANCIAL INFORMATION






















































Item 1.   FINANCIAL STATEMENTS

                        L. LURIA & SON, INC.

                      CONDENSED BALANCE SHEETS



                        October 29,  October 30,  January 29,
(in thousands)            1994         1993         1994
                        (Unaudited)  (Unaudited)  (Unaudited)
ASSETS
Current assets:
  Cash and cash
    equivalents           $ 8,805     $1,524      $17,371
  Accounts receivable       1,508      1,532        2,277
  Inventories             107,007    111,255       87,470
  Prepaid expenses          3,879      4,125        2,205
Total current assets      121,199    118,436      109,323
Property, net              36,653     28,903       29,448
Other assets                1,332      2,708        1,204
Total assets             $159,184   $150,047     $139,975

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable and
   short-term
   borrowings             $27,300    $11,500        $   -
  Accounts payable
   and accrued
   liabilities             48,618     52,776       53,567
  Current portion of
   long-term debt             206        223          223
Total current
 liabilities               76,124     64,499       53,790
Long-term debt              1,055      1,212        1,156
Deferred taxes              1,721      2,448        1,283

Shareholders' Equity:
Preferred stock: $1
 par value, 5,000,000
 shares authorized;
 no shares issued               -          -            -
Common stock:
  Common: $.01 par value,
  14,000,000 shares
  authorized; 4,031,689
  shares issued and
  outstanding at
  October 29, 1994;
  3,950,533 shares issued
  and outstanding at October
  30, 1993; and 3,987,314
  shares issued and
  outstanding at January 29,
  1994                         40         39           39
  Class B: $.01 par value,
  6,000,000 shares
  authorized; 1,375,844
  shares issued and
  outstanding at October 29,
  1994; 1,449,547 shares
  issued and outstanding at
  October 30, 1993; and
  1,426,947 shares issued
  and outstanding at
  January 29, 1994             14         14           14

Additional paid-in
 capital                   18,260     17,928       18,353
Retained earnings          61,970     63,907       65,340


Total shareholders'
  equity                   80,284     81,888       83,746
Total liabilities and
 shareholders' equity    $159,184   $150,047     $139,975





See accompanying notes to condensed financial statements




















                        L. LURIA & SON, INC.

                 CONDENSED STATEMENTS OF OPERATIONS
                             (Unaudited)






(in thousands, except      Thirteen Weeks       Thirteen Weeks
net income (loss) per           Ended                Ended
common share)             October 29, 1994     October 30, 1993

Net sales                       $37,697           $44,827
Cost of goods sold,
 buying and
 warehousing costs               26,933            32,740
Gross margin                     10,764            12,087
Operating expenses               12,981            12,750

Income (loss) from
 operations                      (2,217)             (663)
Interest expense - net              241               115

(Loss) before income tax
 (benefit) expense               (2,458)             (778)
Income tax (benefit)
 expense                           (925)             (293)

Net (loss)                      $(1,533)             (485)

Weighted average number
 of common shares
 outstanding                      5,411             5,379

Net (loss) per common
 share                             (.28)             (.09)

(continued)


(in thousands, except     Thirty-nine Weeks    Thirty-nine Weeks
net income (loss) per           Ended                Ended
common share)             October 29, 1994     October 30, 1993

Net sales                      $124,201          $138,062
Cost of goods sold,
 buying and
 warehousing costs               90,995            98,448
Gross margin                     33,206            39,614
Operating expenses               38,299            39,585

Income (loss) from
 operations                      (5,093)               29
Interest expense - net              312                90

(Loss) before income
 tax (benefit) expense           (5,405)              (61)
Income tax (benefit)
 expense                         (2,035)              (23)

Net (loss)                      $(3,370)              (38)

Weighted average number of
 common shares outstanding        5,411             5,379

Net (loss) per common share        (.62)             (.01)





See accompanying notes to condensed financial statements.





























                        L. LURIA & SON, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS
                             (Unaudited)


   [S]                           [C]                  [C]
(in thousands)            Thirty-nine Weeks    Thirty-nine Weeks
                                Ended                Ended
                          October 29, 1994     October 30, 1993


CASH FLOWS FROM
OPERATING ACTIVITIES:
Net income (loss)               $(3,370)           $  (38)
Adjustments to reconcile
 net income (loss) to
 net cash used in
 operating activities:
 Depreciation                     3,591             2,939
 Deferred income taxes              438              (499)
 (Increase) in other
  assets                           (128)           (1,287)
 Decrease in accounts
  receivable                        769             1,096
 Increase in inventories        (19,537)          (33,355)
 Increase in prepaid
  expenses                       (1,674)           (1,685)
 (Decrease) Increase in
  accounts payable and
  accrued liabilities            (4,949)            2,183

Net cash used in operating
 activities                     (24,860)          (30,646)


CASH FLOWS FROM INVESTING
ACTIVITIES:
 Additions to property          (10,796)           (4,284)


Net cash used in investing
 activities                     (10,796)           (4,284)


CASH FLOWS FROM FINANCING
ACTIVITIES:
 Borrowings under line of
  credit agreements              27,300            11,500
 Repayments of long-term
  debt and obligations under
  capital leases                   (118)             (150)
 Treasury shares acquired           (92)              (64)
 Exercise of stock options           -                310

Net cash provided by
 financing activities            27,090            11,596

Net decrease in cash and
 cash equivalents                (8,566)          (23,334)

Cash and cash equivalents,
 beginning of period              7,371            24,858

Cash and cash equivalents,
 end of period                   $8,805            $1,524


SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period
 for:
  Interest                       $  515            $  217
  Income taxes                   $1,440            $3,320

[/TABLE]


See accompanying notes to condensed financial statements.






























                        L. LURIA & SON, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS
            FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED
                October 29, 1994 AND October 30, 1993



GENERAL

The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with generally accepted accounting principles applicable to interim financial statements and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of L. Luria & Son, Inc. (the "Company"), the accompanying condensed financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of October 29, 1994 and October 30, 1993, and the results of its operations and cash flows for the periods ended October 29, 1994 and October 30, 1993. Furthermore, all adjustments were of a normal and recurring nature.




SEASONALITY

The results of operations for the quarter and nine months ended
October 29, 1994 are not indicative of the results to be expected for the entire year because the Company's operations are seasonal.




ACCOUNTING POLICIES

The accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements in the 1994 L. Luria
& Son, Inc. Annual Report, which is incorporated by reference in Form 10-K.




ACCOUNTING CHANGE

As set forth in Note 2 to the Company's financial statements in the 1994 L. Luria & Son, Inc. Annual Report, which is incorporated by reference in Form 10-K, in the fourth quarter of fiscal year 1994, the Company changed its method of valuing jewelry inventory from the LIFO (last-in, first-out) to the FIFO (first-in, first-out) method. As required, all prior year financial statements presented have been restated to reflect this change. Accordingly, the prior year results were restated to reduce earnings by $39,000 or $.01 per share in the first quarter, $34,000 or $.01 per share in the second quarter and $0 in the third quarter.



Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND  RESULTS OF OPERATIONS



SUMMARY

The following table sets forth for the periods indicated percentages which certain items reflected in the financial data bear to net sales of the Company:





                             Thirteen Weeks  Thirteen Weeks
                                  Ended           Ended
                               October 29,     October 30,
                                  1994            1993

Net sales                        100.0%          100.0%
Cost of goods sold, buying
 and warehousing costs            71.4            73.0
Gross margin                      28.6            27.0
Operating expenses                34.4            28.4

Income (loss) from operations     (5.8)           (1.4)
Interest expense - net              .6              .3
Income (loss) before income tax
 (benefit) expense                (6.4)           (1.7)
Income tax (benefit) expense      (2.4)            (.6)

Net (loss)                       (4.0)%          (1.1)%

(continued)











                               Thirty-Nine     Thirty-Nine
                               weeks Ended     weeks Ended
                               October 29,     October 30,
                                  1994            1993

Net sales                        100.0%          100.0%
Cost of goods sold, buying
 and warehousing costs            73.3            71.2
Gross margin                      26.7            28.8
Operating expenses                30.8            28.7

Income (loss) from operations     (4.1)             .1
Interest expense - net              .3              .1
Income (loss) before income tax
 (benefit) expense                (4.4)             .0
Income tax (benefit) expense      (1.7)             .0

Net (loss)                       (2.8)%           (.0)%



NET SALES

Net sales for the thirteen (third quarter) and thirty-nine weeks (nine months) ended October 29, 1994 decreased 15.9% and 10.0%, respectively, compared to the same periods last year. Comparable store sales decreased 14.6% and 8.7% during the quarter and nine months ended October 29, 1994, respectively, compared to the same periods last year. This year's sales were impacted by reductions in advertising expenditures and a move towards fewer price-aggressive promotions. In addition, sales were impacted by softening demand in the Company's markets, particularly south Florida, when compared to the prior year sales which benefited from significant hurricane replacement purchases.


GROSS MARGINS

Gross margins as a percent of net sales were 28.6% for the third quarter compared to 27.0% for the prior year's quarter, and 27.1% compared to 28.8%, for the nine months, respectively. For the quarter, gross margins improved primarily due to fewer price aggressive promotions. Gross margins for the nine months were lower primarily due to substantial markdowns incurred in the second quarter of this year to reduce inventory levels and to accelerate the reduction of inventory assortments to adjust to the new superstore format featuring more massed-out merchandise. As of October 29, 1994, inventories were $4.3 million below last year's level. Jewelry sales as a percent of sales were 31.4% this year versus 32.4% last year for the quarter and 35.8% this year and 35.2% last year for the nine-month periods, respectively. As set forth in Note 2 to the Company's financial statements in the 1994
L. Luria & Son, Inc. Annual Report, in the fourth quarter of fiscal year 1994, the Company changed its method of valuing jewelry inventory from the LIFO (last-in, first-out) to the FIFO (first-in, first-out) method. As required, all prior year financial statements presented have been restated to reflect this change. Accordingly, the first, second and third quarters of last year were restated to reduce net earnings by $39,000 or $.01 per share; $34,000 or $.01 per share; and $0, respectively.

OPERATING EXPENSES

Operating expenses for the current quarter and nine months increased as a percent of net sales to 34.4% this year from 28.4% last year, and to 30.8% from 28.7%, respectively, due primarily to the shortfall in sales versus last year. Operating expenses increased 2.0% for the quarter and decreased 3.0% for the nine months from last year's expenditure level. Expenses were reduced from last year's levels in most expense categories, with significant reductions in advertising and sales promotion, equipment lease costs, payroll and other overhead expenses. Preopening expenses related to the three new superstores were $279,000 or $.03 per share for the nine months versus none last year. As part of the Restructuring Plan, during the nine-month period, the Company relocated two stores, closed one jewelry mall store and entered into negotiations on closing or relocating several additional stores. Approximately $1.4 million of incremental costs associated with relocating two stores, closing one jewelry mall store and the carrying costs associated with previously closed stores have been charged to the Restructuring Plan reserves established last year. The Company currently operates nine superstores and plans to open four additional superstores next year to replace existing showrooms.


INTEREST EXPENSE (INCOME) - NET

Net interest expense for the quarter and nine months ended October 29, 1994 increased compared to the prior year due to increased short-term borrowings and higher interest rates in the current year. The increase in short-term borrowings at October 29, 1994 versus last year is primarily due to the shortfall in sales and the opening of new superstores.


INCOME TAX (BENEFIT)

Income tax (benefit) for the quarter and nine months ended October 29, 1994 is estimated at 37.6% of the pre-tax loss which is management's best estimate of the projected effective tax rate for fiscal year 1995.


INVENTORIES

At October 29, 1994, inventory levels were approximately $107 million, or 4.0% below last year's $111 million due to the Company's inventory control efforts. The inventory levels at the end of the third quarter reflect the build up in inventory in preparation for the Christmas selling season.


LIQUIDITY AND CAPITAL RESOURCES

At October 29, 1994, the Company had approximately $80 million in equity and approximately $1 million in long-term debt and capital leases. During the nine months ended October 29, 1994, cash and cash equivalents decreased $8.6 million since the beginning of the fiscal year. The decrease was primarily to finance the payment of inventory and capital expenditures. While the Company has had a decrease in working capital compared to last year it has maintained working capital of $45 million. At October 29, 1994, the Company had available lines of credit of $45 million, of which approximately $18 million remained unused. The Company plans to open four additional superstores next year to replace existing showrooms.

Management believes that cash provided by operations, available lines of credit and access to the capital markets will be adequate to meet its future working capital and capital expenditure requirements for fiscal year 1995.

































                     PART II - OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K



           b) There were no reports on Form 8-K filed for the thirteen weeks ended October 29, 1994.
















































SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    L. LURIA & SON, INC.


Date: December 13, 1994            \s\ Peter Luria
                                    Peter Luria
                                    President and Chief
                                    Operating Officer


Date: December 13, 1994             \s\ Duane R. Wolter
                                    Duane R. Wolter
                                    Sr. Vice President-Finance
                                    and Chief Financial Officer