Form 10-Q/A
period 1994-10-29
LURIA L & SON INC
filed 1994-12-19
CIK 277057

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              FORM 10-Q/A

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


SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period
 for:
  Interest                       $  451            $  217
  Income taxes                   $1,440            $3,320



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




                                    L. LURIA & SON, INC.


Date:  December 16, 1994            \s\ Peter Luria
                                    Peter Luria
                                    President and Chief
                                    Operating Officer


Date:  December 16, 1994            \s\ Duane R. Wolter
                                    Duane R. Wolter
                                    Sr. Vice President-Finance
                                    and Chief Financial Officer