Form 10-Q/A
period 1994-10-29
LURIA L & SON INC
filed 1994-12-23
CIK 277057

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                           FORM 10-Q/A
                       AMENDMENT NO. 2

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


Item 6.   Exhibits and Reports on Form 8-K . . . . . .



          Signatures . . . . . . . . . . . . . . . . .








                   PART I - FINANCIAL INFORMATION






















































Item 1.   FINANCIAL STATEMENTS

                        L. LURIA & SON, INC.

                      CONDENSED BALANCE SHEETS



                        October 29,  October 30,  January 29,
(in thousands)            1994         1993         1994
                        (Unaudited)  (Unaudited)  (Unaudited)
ASSETS
Current assets:
  Cash and cash
    equivalents           $ 1,828     $1,524      $17,371
  Accounts receivable       1,508      1,532        2,277
  Inventories             107,007    111,255       87,470
  Prepaid expenses          3,879      4,125        2,205
Total current assets      114,222    118,436      109,323
Property, net              38,430     28,903       29,448
Other assets                1,332      2,708        1,204
Total assets             $153,984   $150,047     $139,975

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable and
   short-term
   borrowings             $23,100    $11,500        $   -
  Accounts payable
   and accrued
   liabilities             47,618     52,776       53,567
  Current portion of
   long-term debt             206        223          223
Total current
 liabilities               70,924     64,499       53,790
Long-term debt              1,055      1,212        1,156
Deferred taxes              1,721      2,448        1,283

Shareholders' Equity:
Preferred stock: $1
 par value, 5,000,000
 shares authorized;
 no shares issued               -          -            -
Common stock:
  Common: $.01 par value,
  14,000,000 shares
  authorized; 4,031,689
  shares issued and
  outstanding at
  October 29, 1994;
  3,950,533 shares issued
  and outstanding at October
  30, 1993; and 3,987,314
  shares issued and
  outstanding at January 29,
  1994                         40         39           39
  Class B: $.01 par value,
  6,000,000 shares
  authorized; 1,375,844
  shares issued and
  outstanding at October 29,
  1994; 1,449,547 shares
  issued and outstanding at
  October 30, 1993; and
  1,426,947 shares issued
  and outstanding at
  January 29, 1994             14         14           14

Additional paid-in
 capital                   18,260     17,928       18,353
Retained earnings          61,970     63,907       65,340


Total shareholders'
  equity                   80,284     81,888       83,746
Total liabilities and
 shareholders' equity    $153,984   $150,047     $139,975





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





























                        L. LURIA & SON, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS
                             (Unaudited)



(in thousands)            Thirty-nine Weeks    Thirty-nine Weeks
                                Ended                Ended
                          October 29, 1994     October 30, 1993


CASH FLOWS FROM
OPERATING ACTIVITIES:
Net income (loss)               $(3,370)           $  (38)
Adjustments to reconcile
 net income (loss) to
 net cash used in
 operating activities:
 Depreciation                     3,591             2,939
 Deferred income taxes              438              (499)
 (Increase) in other
  assets                           (128)           (1,287)
 Decrease in accounts
  receivable                        769             1,096
 Increase in inventories        (19,537)          (33,355)
 Increase in prepaid
  expenses                       (1,674)           (1,685)
 (Decrease) Increase in
  accounts payable and
  accrued liabilities            (5,949)            2,183

Net cash used in operating
 activities                     (25,860)          (30,646)


CASH FLOWS FROM INVESTING
ACTIVITIES:
 Additions to property          (12,573)           (4,284)


Net cash used in investing
 activities                     (12,573)           (4,284)


CASH FLOWS FROM FINANCING
ACTIVITIES:
 Borrowings under line of
  credit agreements              23,100            11,500
 Repayments of long-term
  debt and obligations under
  capital leases                   (118)             (150)
 Treasury shares acquired           (92)              (64)
 Exercise of stock options           -                310

Net cash provided by
 financing activities            22,890            11,596

Net decrease in cash and
 cash equivalents               (15,543)          (23,334)

Cash and cash equivalents,
 beginning of period             17,371            24,858

Cash and cash equivalents,
 end of period                   $ 1,828          $ 1,524


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


FORM 10Q/A FILING

This Form 10-Q/A is filed to amend Part I to reflect the correction of certain book entries relating to the payment of certain notes and accounts payable and a purchase of land for cash. These entries affect the following line items on the Condensed Balance Sheets as of October 29, 1994: Cash and cash equivalents, Total current assets, Property, net, Total assets, Notes payable and short-term borrowings, Accounts payable and accrued liabilities, Total current liabilities and Total liabilities and shareholders' equity. These changes have a corresponding effect on the following line items in the Condensed Statement of Cash Flows: (Decrease) increase in accounts payable and accrued liabilities, Net cash used in operating activities, Additions to property, Net cash used in investing activities, Borrowings under line of credit agreements, Net cash provided by financing activities, Net decrease in cash and cash equivalents and Cash and cash equivalents, end of period. Also, as a result of these changes, certain information in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" has been modified and there have been corresponding changes in the financial data schedule. None of the changes affect the results of operations for the thirteen or thirty-nine weeks ended October 29, 1994. The Company does not believe that any of the changes materially adversely affect its financial condition or liquidity.



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


LIQUIDITY AND CAPITAL RESOURCES

At October 29, 1994, the Company had approximately $80 million in equity and approximately $1 million in long-term debt and capital leases. During the nine months ended October 29, 1994, cash and cash equivalents decreased $15.5 million since the beginning of the fiscal year. The decrease was primarily to finance the payment of inventory and capital expenditures. While the Company has had a decrease in working capital compared to last year it has maintained working capital of $43 million. At October 29, 1994, the Company had available lines of credit of $40 million, of which approximately $17 million remained unused. The Company plans to open four additional superstores next year to replace existing showrooms.

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




                                    L. LURIA & SON, INC.


Date:  December 22, 1994            \s\ Peter Luria
                                    Peter Luria
                                    President and Chief
                                    Operating Officer


Date:  December 22, 1994            \s\ Duane R. Wolter
                                    Duane R. Wolter
                                    Sr. Vice President-Finance
                                    and Chief Financial Officer