Form 10-K405
period 1995-01-28
LURIA L & SON INC
filed 1995-04-28
CIK 277057

CONFORMED COPY

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended: January 28, 1995

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________________ to __________________

     Commission file number: 1-8057

                              L. LURIA & SON, INC.
             (Exact name of registrant as specified in its charter)

              FLORIDA                                       59-0620505
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)

5770 MIAMI LAKES DRIVE, MIAMI LAKES, FLORIDA                   33014
(Address of principal executive offices)                     (Zip Code)
Registrant's telephone number, including area code: (305) 557-9000

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered
SHARES OF COMMON STOCK, $.01 PAR VALUE         NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:        NONE
                                                             (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at April 6, 1995 (computed by reference to the last reported sale price of the registrant's Common Stock on the New York Stock Exchange on such date): $37,176,961.25

   Number of shares outstanding of each of the registrant's classes of Common Stock at April 6, 1995: 3,975,524 shares of Common Stock, $.01 par value per share; 1,432,034 shares of Class B Common Stock, $.01 par value per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain portions of the registrant's Annual Report to Shareholders for the fiscal year ended January 28, 1995 (the "Annual Report") are incorporated by reference into parts II and IV of this Form 10-K.

   Certain portions of the registrant's definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which will be filed with the Commission subsequent to the date hereof, (the "Proxy Statement"), are incorporated by reference into Part III of this Form 10-K.

                                    PART I

ITEM 1.        BUSINESS

GENERAL

    L. LURIA & SON, INC., (the "Company") is a specialty discount retailer operating 48 stores throughout the State of Florida as of January 28, 1995. The Company sells a broad line of diamond and gold jewelry, watches, tabletop and giftware merchandise. In addition, the Company sells housewares, small appliances, consumer electronics, home furnishings, luggage, cameras and other merchandise. Merchandise is advertised primarily by direct mail flyers, newspaper inserts and advertisements. The annual catalog will be discontinued in fiscal year 1996. In addition, the Company advertises on radio and television. Although the majority of the Company's stores display samples, with inventories of such items being maintained in warehouse areas adjoining each store, the Company has opened nine new superstores. The superstore format masses out most of the merchandise in the store. The new format will be used in new stores and in certain existing stores. The Company also maintains a central distribution facility at its headquarters in Miami Lakes, Florida, and a satellite distribution facility in Orlando, Florida, which service all of its stores.

    The Company was incorporated in Florida in November, 1976 and is the successor, through combinations of affiliated companies, to a general wholesale merchandise business established in 1898. The Company discontinued its wholesale operations in 1970 and, since that time, has conducted a specialty retail business exclusively. Unless the context indicates otherwise, the term "Company" refers to L. Luria & Son, Inc. and its predecessors.

MERCHANDISING

    The Company sells a broad line of jewelry and nationally advertised brand name merchandise. During the fiscal year ended January 28, 1995, the principal categories of merchandise sold by the Company, and the relative contribution of each category as a percentage of total net sales of the Company, were as follows:

                                                 PERCENT OF NET SALES
                                             1995        1994         1993
                                             ----        ----         ----

Jewelry and watches ......................    37%          38%         37%
Consumer electronics, cameras and home
  office .................................    20%          22%         22%
Housewares, home furnishings, luggage and
  juvenile ...............................    28%          26%         27%
Tabletop, giftware, clocks, and other ....    15%          14%         14%
                                             ----         ----        ----
                                             100%         100%        100%
                                             ====         ====        ====

            Profit margins vary among the items sold by the Company, with jewelry and watches accounting for the highest relative contribution to the Company's gross margin.

            The Company maintains a substantial inventory of loose diamonds and other precious stones and purchases standard mountings or mountings fabricated to its specifications. Gems are then set in mountings at the Company's facilities or are subcontracted to others for setting. The Company accepts special jewelry orders and offers in-house repairs, sizing, and engraving services in connection with its jewelry sales.

            The Company maintains sufficient inventories of all merchandise categories to support anticipated sales. The Company significantly increases its inventory prior to its fall selling season, with such increase generally being financed through working capital, credit advanced by suppliers on normal trade terms, and short-term borrowings, if needed. The Company purchases merchandise from approximately 1,500 suppliers, no one of which accounted for more than 5% of the Company's total purchases during the fiscal year ended January 28, 1995. The Company has no long-term purchase commitments with any of its suppliers and believes that alternative sources of supply are available for each category of merchandise carried by the Company.

    A substantial part of the Company's jewelry inventory consists of diamonds and gold, the market values of which are subject to fluctuations in the world markets. The Company continuously monitors those markets in an effort to anticipate price changes and adjusts its purchasing practices and selling prices in order to minimize its inventory exposure. The Company has not incurred any material loss due to a decline in market values of diamonds and gold.

    The Company's purchasing is done centrally from the Company's headquarters in Miami Lakes. Virtually all general merchandise is delivered directly to the Company's central distribution facility located in Miami Lakes and is distributed on a daily basis to the stores on company trucks. All jewelry items are shipped directly to a central location at the Company's headquarters, where they are received, quality-checked, priced, and distributed to the stores.

MARKETING

    The Company's marketing program attempts to stimulate high sales volume by offering merchandise at prices which management believes are generally below those at which the same or comparable items regularly would be priced in conventional retail stores and which it believes are competitive with other merchandisers which operate, as the Company does, on a high volume, gross low profit margin basis.

    The Company's principal promotional efforts are made through color flyers distributed to persons on the Company's mailing list, as well as color inserts in newspapers circulated within the Company's markets. The Company also conducts television, radio, and newspaper advertising. An annual catalog, which has been printed and made available to customers in the fall of each year, will be discontinued next year.

    The Company's business is affected by the same pattern of seasonality as retail businesses in general. For the fiscal year ended January 28, 1995, approximately $ 86 million or 41% of the Company's annual sales occurred in the fourth quarter ended January 28, 1995, while the Company's net sales were approximately $ 44 million (21%) in the first quarter; $ 42 million (20%) in the second quarter; and $ 38 million (18%) in the third quarter. The percentage of sales occurring in the above mentioned quarters of the fiscal year ended January 28, 1995 is comparable with the percentage of sales in each quarter of the Company's five most recent fiscal years.

    Each of the Company's stores contain a selling area and a contiguous warehouse facility. The Company displays in the showrooms certain merchandise as samples in each store's selling area, and the store's warehouse is stocked with inventory in all merchandise categories. Other items are displayed in bulk allowing the customer to more quickly select and purchase the merchandise. In order to serve customers more efficiently, a customer's order is electronically transmitted to the store warehouse from the selling floor where the order is processed. The ordered merchandise is then dispatched to the customer pick-up counter adjacent to the selling area, where payment is received and the merchandise is delivered. In fiscal 1993, the Company renovated an existing store into a superstore using a prototype design. In fiscal 1994, the Company renovated another store into a superstore and opened two new superstores in the prototype design, and in fiscal 1995 opened five new superstores in the same design. The new design, which displays more of the merchandise on the selling floor rather than in the adjoining warehouse, features mass displays, self-service merchandise, shopping carts and check-out counters, along with an enlarged jewelry display and selling area. During fiscal year 1994, the Company took a restructuring charge of $5.5 million to replace twelve existing showrooms with superstores and to close one showroom and two jewelry mall stores. During fiscal year 1995, the Company opened five new superstores, and closed six showrooms and one jewelry mall store.

EMPLOYEES

    The number of employees of the Company fluctuates seasonally and reaches its peak during the Christmas season and its lowest point during the summer months. At January 28, 1995, the Company had approximately 1,485 full-time employees and approximately 495 permanent part-time employees. During the 1994 Christmas season, the Company employed approximately 805 additional part-time employees. None of the Company's employees are covered by a collective bargaining agreement.

TRADEMARKS

    The Company registered the mark "Luria's", the stylized mark "Luria's", the mark with the Luria's logo and "LURIA'S, NOW YOU'VE THOUGHT OF EVERYTHING!" with the Patent and Trademark office. In order to maintain the registrations, the Company must file a declaration stating that the mark is in use between the fifth and sixth anniversary of the registration date. Assuming the declaration of use is filed, the service mark will be valid for a period of ten (10) years and can be renewed thereafter. The Company believes that registration of the marks is important to protect the Company's ability to use the marks.

COMPETITION

    The retail merchandise business is highly competitive. The Company competes with a variety of other retail merchandisers, including department, discount, variety, specialty, catalog showroom stores and warehouse clubs. Many of the competitors have national sales organizations which are larger and have greater financial resources than the Company. To the best of the Company's knowledge, only one competitor, a national chain, operates stores of a similar nature to those of the Company within its Florida market. This competitor has 43 stores in the State of Florida. Additionally, the Company also competes with jewelry and giftware and specialty discount retailers of various sizes in various locations throughout the Florida market area.

    The Company believes that a combination of the following policies, practices and procedures is the basis for its success: low selling prices on brand-name merchandise; personalized customer service; dominant assortment of certain merchandise categories; reduced handling costs through direct delivery to customers of merchandise in supplier packaging or cartons; and the use of inserts and flyers which permit customer pre-shopping. Unlike many retailers, the Company does not maintain charge accounts; however, it does extend credit to its customers through a private label credit card. Additionally, the Company accepts all major credit cards.

    The Company emphasizes certain aspects of its operations to enable it to more effectively compete with its competitors. The Company emphasizes jewelry sales, the use of experienced sales personnel, especially in its jewelry operations and personalized customer service, particularly in the area of jewelry and bridal and gift registry.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following is a list of the Company's executive officers at April 6, 1995, including their ages, positions, and business experience for the past five years.

                     NAME                                       TITLE                                           AGE
                     ----                                       -----                                           ---
                Leonard Luria                     Chairman of the Board, Chief Executive Officer                 71
                                                   and Treasurer

                Peter P. Luria                    President, Chief Operating Officer and Director                43

                Jeffrey A. Bayer                  Senior Vice President-Hardlines Merchandising                  51

                Craig M. Kurlander                Senior Vice President-Stores                                   49

                Richard Loebl                     Senior Vice President-Jewelry Merchandising                    44

                Duane R. Wolter                   Senior Vice President, Chief Financial Officer                 46

                Timothy E. Keeley                 Vice President-Real Estate                                     48

                Richard H. Liebman                Vice President-M.I.S.                                          46

                Nancy Luria-Cohen                 Vice President and General Counsel                             38

                Grace E. O'Neill                  Vice President-Marketing                                       53

LEONARD LURIA has been employed by the Company for 44 years and has been Chief Executive Officer since 1961. Mr. Luria was also President of the Company until April 1989

PETER LURIA, a son of Leonard Luria, has been employed by the Company since 1974 in various capacities at the store, merchandising, and management levels. He was named President of the Company in April 1989.

JEFFREY A. BAYER has been employed by the Company since 1987. In January, 1991, Mr. Bayer was promoted to Senior Vice President of Hardlines Merchandising.

CRAIG KURLANDER has been employed by the Company since February, 1995 as Senior Vice President-Stores. Previously, Mr. Kurlander was Senior Vice President-Stores for Kay-BEE Toys, a division of Melville Corporation for four years and before that was Senior Vice President-Stores for Zayre Corp.

RICHARD LOEBL has been employed by the Company since February, 1995 as Senior Vice President-Jewelry Merchandising. Previously, Mr. Loebl was Senior Vice President with Finlay's Fine Jewelry for eleven years.

DUANE R. WOLTER has been employed by the Company since January, 1994. Previously, Mr. Wolter was Senior Vice President-Finance of Hecht's Department Stores (a division of the May Department Stores Co., Inc.) since 1990.

TIMOTHY E. KEELEY has been employed by the Company since August, 1993 as Director of Real Estate and became Vice President - Real Estate in October, 1994. Previously, Mr. Keeley was a Senior Real Estate Manager with Toys R Us for seven years.

RICHARD H. LIEBMAN has been employed by the Company since 1990 as Director of M.I.S. and became Vice President-M.I.S. in April 1992. Previously, Mr. Liebman was a consultant with Deloitte and Touche, a national public accounting firm.

NANCY LURIA-COHEN, daughter of Leonard Luria, has been employed by the Company since 1988 as General Counsel.

GRACE E. O'NEILL has been employed by the Company since September, 1994 as Vice President-Marketing. Previously, Ms. O'Neill was Vice President-Advertising for Fay's, Inc. for two years and Director of Advertising and Sales Promotion for Eckerd Drug Company for six years.

ITEM 2. PROPERTIES

    All but six, of the Company's stores are leased to the Company under long-term leases, two of which are with certain officers and former officers of the Company or their immediate families. Reference is made to the information set forth in the Section entitled "Certain Transactions with Management" in the Company's definitive Proxy Statement which will be filed with the Commission subsequent to the date hereof pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Proxy Statement"). All of the Company's stores are located in Florida. In connection with the Company's superstore strategy, the Company is replacing certain existing showrooms with superstores in new locations in the same market areas.

    Three of the Company's stores were built by the Company on land subject to long-term land leases at an aggregate cost of approximately $2.6 million. Three of the Company's stores were built on land owned by the Company.

    The basic terms of the leases for the stores expire at various dates ranging from 1996 to 2043. All but eight of the leases are subject to renewal options at the option of the Company at either identical or increased rents. Most of the renewal options are for five- or ten-year terms; in some cases, the Company has one such option and in others it has several (up to six) successive options. During the fiscal year ended January 28, 1995, total rentals (excluding real estate taxes) paid by the Company for all of its stores were approximately $ 8.5 million.

    For further information concerning the Company's rental obligations under its long-term leases, reference is made to the information set forth in Note 5 of "Notes to Financial Statements" on page 12 in the Annual Report of the Company filed as Exhibit 13 to this Form 10-K.

    All of the Company's stores are air conditioned, concrete structures, with contiguous warehouse space and off-street parking. Store sites have been selected after consideration of such factors as the geographic size of the market area, traffic patterns, population density, average family income and existing competition. In addition to the above factors, prospective stores will be larger facilities with more space allocated to selling area and average 30,000 total square feet. Total capital spending for fiscal year 1996, exclusive of sale leasebacks, is estimated to be $ 12 million.

    The executive and administrative offices of the Company and its central distribution facility are located in Miami Lakes, Florida, on 8.87 acres of land owned by the Company. The facilities, which were built to the Company's specifications, comprise approximately 40,000 square feet of office space and approximately 163,000 square feet of distribution and warehousing space. Approximately 92,000 square feet of office and warehouse space is collateral for an industrial revenue bond due in 2001, with a principal balance of approximately $ 1.1 million at January 28, 1995.

    The Company also maintains a satellite distribution facility which occupies approximately 34,400 square feet of space. Such space is leased to the Company under a lease that expires in September 30, 1998.


ITEM 3.        LEGAL PROCEEDINGS

    The Company has no litigation matters other than routine litigation incidental to the business, none of which is of a material nature.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None - not applicable.

                                    PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

    Reference is made to the information set forth in the section entitled "MARKET INFORMATION" on page 15 in the Annual Report filed as Exhibit 13 to this Form 10-K, which section is incorporated herein by reference.

ITEM 6.        SELECTED FINANCIAL DATA

    Reference is made to the information set forth in the section entitled "SUMMARY OF SELECTED FINANCIAL DATA" on page 5 in the Annual Report filed as
Exhibit 13 to this Form 10-K, which section is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Reference is made to the information set forth in the section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" on page 5 in the Annual Report of the Company filed as Exhibit 13 to this Form 10-K, which section is incorporated herein by reference.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the financial statements of the Company, consisting of the Balance Sheets at January 28, 1995 and January 29, 1994; the Statements of Income for the years ended January 28, 1995, January 29, 1994 and January 30, 1993; the Statements of Changes in Shareholders' Equity for the years ended January 28, 1995, January 29, 1994 and January 30, 1993; and the Statements of Cash Flows for the years ended January 28, 1995, January 29, 1994 and January 30, 1993, together with the Notes thereto and the Report of Independent Auditors thereon, on pages 8 through 16 included in the Annual Report to Shareholders of the Company filed as Exhibit 13 to this Form 10-K, which Financial Statements, Notes, and Report are incorporated herein by reference. The selected quarterly financial data required by this item is presented in Note 11 of the Notes to Financial Statements on page 15 in the Annual Report to Shareholders of the Company filed as Exhibit 13 to this Form 10-K, which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information to be included in the section entitled "ELECTION OF DIRECTORS" in the Proxy Statement is incorporated herein by reference. For certain information concerning the executive officers of the Company, see Item 1
- - BUSINESS -Executive Officers.

ITEM 11.       EXECUTIVE COMPENSATION

    The information to be included in the sections entitled "EXECUTIVE COMPENSATION" in the Proxy Statement is incorporated herein by reference. The information included in the Proxy Statement pursuant to Rule 401(i), (k) and (l) is not incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information to be included in the section entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information to be included in the section entitled "CERTAIN TRANSACTIONS WITH MANAGEMENT" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)    Financial Statements

          Incorporated by reference from the 1995 Annual Report:

               Report of Independent Auditors.

               Balance Sheets January 28, 1995 and January 29, 1994.

               Statements of Income for the fiscal years ended
               January 28, 1995, January 29, 1994 and January 30, 1993.

               Statements of Changes in Shareholders' Equity for the fiscal years ended January 28, 1995, January 29, 1994 and January 30, 1993.

               Statements of Cash Flows for the fiscal years ended January 28, 1995, January 29, 1994 and January 30, 1993.

               Notes to Financial Statements.

(a)(2)    Financial Statement Schedules

               Report of Independent Auditors.

(a)(3)    Exhibits

          3(a) Restated Articles of Incorporation (incorporated by reference to Exhibit 3(a) of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1987).

          3(b) By-laws, as amended (incorporated by reference to Exhibit 3(b) of the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994).

          10(a)(1) Renewal Revolving Credit Note dated July 19, 1994 between the Company and NationsBank of Florida, N.A.

          10(a)(2) Revolving Promissory Note dated March 25, 1994 between the Company and Sun Bank/Miami N.A.

          10(b) Lease Agreement, dated May 23, 1969, between the Company and Leonard Luria, David Brawer, Bernard C. Gross relating to the premises at 980 S.W. First Street, Miami, Florida, as modified by Modification of Lease dated July 1, 1972 and First Modification of Lease, dated as of September 15, 1978 (incorporated by reference to Exhibit 13(d) to the Company's Registration Statement on Form S-1 (Registration
                         No. 2-62646) filed with the Securities and Exchange Commission on September 22, 1978).

Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          10(d) Lease Agreement, dated September 1, 1973, between the Company and GLL Associates, relating to the premises at 6411 Taft Street, Hollywood, Florida, as modified by Modification of Lease dated September 15, 1978 (incorporated by reference to Exhibit 13(h) to the Company's Registration Statement on Form S-1 (Registration No. 2-62646) filed with the Securities and Exchange Commission on September 22, 1978).

          10(e) Profit Sharing Trust Agreement of the Company, as amended (incorporated by reference to Exhibit 11(a) to the Company's Registration Statement on Form S-1 (Registration No. 2-62646) filed with the Securities and Exchange Commission on September 22, 1978).

          10(g)(1) Non-Qualified Stock Option Plan of the Company, as amended (incorporated by reference to Exhibit 5(b) to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 2-62646) filed with the Securities and Exchange Commission on October 31,
                         1978).

          10(g)(2) Stock Option Plan of the Company, as amended, (incorporated by reference to Exhibit 10(g)(2) of the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1988).

          10(g)(3) 1992 Stock Option Plan, as amended (incorporated by reference to Exhibit 10(g)(3) of the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994).

          10(h) Stock Bonus Plan of the Company (incorporated by reference to Exhibit 10(h) of the Company's Report on Form 10-Q for the fiscal quarter ended July 31, 1989).

          10(i)(1) 1991 Discretionary Bonus Formula for the President of the Company (incorporated by reference to Exhibit 10(i) of the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1993).

          10(i)(2)       1996 Discretionary Bonus Plan for the Officers of the
                         Company.

          10(j) 1993 Directors' Stock Option Plan (incorporated by reference to Exhibit 10(j) of the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994).

          10(k) Form of Indemnification Agreement (incorporated by reference to Exhibit 10(k) of the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994).

          10(l)          Letter Agreement, dated January 4, 1993, between Harry
                         J. Diven, Jr., Director, and the Company, granting stock option (incorporated by reference to Exhibit 10(l) of the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994).

          13 Annual Report to Shareholders of the Company for the fiscal year ended January 28, 1995 (furnished for the information of the Commission and not to be deemed "filed" as part of this report, except for the portions thereof that are incorporated by reference herein).

          22             Subsidiaries of Registrant.

          24             Consent of KPMG Peat Marwick LLP.

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          Management employee contracts, compensatory plans and other arrangements included as part of the exhibits referred to above are as follows:

          10(e) Profit Sharing Trust Agreement of the Company, as amended.

          10(g)(1) Non-Qualified Stock Option Plan of the Company, as amended.

          10(g)(2)       Stock Option Plan of the Company, as amended.

          10(g)(3)       1992 Stock Option Plan, as amended.

          10(h)          Stock Bonus Plan of the Company.

          10(i)(1) 1991 Discretionary Bonus Formula for the President of the Company.

          10(i)(2) 1996 Discretionary Bonus Formula for the Officers of the Company.

          10(j)          1993 Directors' Stock Option Plan.

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(b)       Reports on Form 8-K

          None

                                 SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             L. LURIA & SON, INC.


                                             By: /s/ Peter Luria
                                                --------------------------
                                                Peter Luria, President and
                                                Chief Operating Officer

Dated:  April 27, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE AND TITLE                                DATE

/s/ Leonard Luria                                  April 27, 1995
- -------------------------------------
LEONARD LURIA, Chairman of the Board,
Chief Executive Officer and Treasurer


/s/ Peter Luria                                    April 27, 1995
- ---------------------------------------
PETER LURIA, President, Chief Operating
Officer and Director


/s/ Duane R. Wolter                                April 27, 1995
- ---------------------------------------------
DUANE R. WOLTER, Senior Vice President, Chief
Financial Officer and Principal Accounting Officer

                                 SIGNATURES

SIGNATURE AND TITLE                                DATE

/s/ Harry J. Diven, Jr.                            April 27, 1995
- -----------------------------
HARRY J. DIVEN, JR., Director


/s/ Sydney A. Luria                                April 27, 1995
- -------------------------
SYDNEY A. LURIA, Director


/s/Edwin D. Marks                                  April 27, 1995
- ------------------------
EDWIN D. MARKS, Director


/s/ Jorgen Petersen                                April 27, 1995
- -------------------------
JORGEN PETERSEN, Director


/s/ Jeremy Serwer                                  April 27, 1995
- -----------------------
JEREMY SERWER, Director


/s/ Harold Wolfson                                 April 27, 1995
- ------------------------
HAROLD WOLFSON, Director


/s/ Cynthia Cohen Turk                             April 27, 1995
- ----------------------------
CYNTHIA COHEN TURK, Director

14