Form 10-Q
period 1995-04-29
LURIA L & SON INC
filed 1995-06-13
CIK 277057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q


     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Thirteen Weeks Ended April 29, 1995

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

                          Yes  X   No



    Common stock, par value $.01 per share: 4,011,024 shares
                 outstanding as of May 31, 1995


    Class B stock, par value $.01 per share: 1,415,534 shares
                 outstanding as of May 31, 1995





















































                      L. LURIA & SON, INC.




                        TABLE OF CONTENTS




     PART I  - FINANCIAL INFORMATION               Page No.


Item 1.    Financial Statements

           Condensed Balance Sheets - April 29,
           1995 (Unaudited), April 30, 1994
           (Unaudited), and January 28, 1995


           Condensed Statements of Operations
           (Unaudited) for the thirteen weeks
           ended April 29, 1995 and April 30,
           1994


           Condensed Statements of Cash Flows
           (Unaudited) for the thirteen weeks
           ended April 29, 1995 and April 30,
           1994


           Notes to Condensed Financial Statements


Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations




           PART II  -  OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K


           Signatures






                PART I  -  FINANCIAL INFORMATION



Item 1.    Financial Statements

                      L. LURIA & SON, INC.
                    CONDENSED BALANCE SHEETS





(in thousands)            April 29,   April 30,   January 28,
                            1995        1994         1995
ASSETS                   (Unaudited)  (Unaudited)
Current assets:
  Cash and cash
   equivalents            $  1,124   $    771  $ 11,100
  Accounts receivable        1,402      1,814     1,634
  Inventories               83,750     90,413    82,931
  Prepaid expenses           2,976      3,180     2,716
Total current assets        89,252     96,178    98,381
Property, net               40,055     32,147    40,429
Other assets                   222        221       214
Total assets              $129,529   $128,546  $139,024

LIABILITIES AND
 SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term bank
   borrowing             $  18,800   $   --    $     --
  Accounts payable
   and accrued
   liabilities              24,792     42,655    52,169
  Current portion of
   long-term debt
   and obligations under
   capital leases              206        206       206
Total current liabilities   43,798     42,861    52,375
Long-term debt and
  obligations under
  capital leases               939      1,116       976
Deferred taxes               1,995      1,183     1,895

Shareholders' Equity:
  Preferred stock: $1 par
   value, 5,000,000 shares
   authorized; no shares
   issued                       --         --        --
 Common stock:
 Common: $.01 par value,
  14,000,000 shares
  authorized;
4,011,024 shares issued and
  outstanding at April 29,
  1995; 4,035,799 shares
  issued and outstanding at
  April 30, 1994; and 3,991,780
  shares issued and outstanding
  at January 28, 1995           39         39        39
 Class B: $.01 par value,
  6,000,000 shares authorized;
  1,415,534 shares issued and
  outstanding at April 29, 1995;
  1,375,947 shares issued and
  outstanding at April 30, 1994;
  and 1,434,534 issued and
  outstanding at January 28,
  1995                          14         14        14
Additional paid-in capital  18,230     18,303    18,230
Retained earnings           64,514     65,030    65,495
Total shareholders'
 equity                     82,797     83,386    83,778
Total liabilities and
  shareholders' equity    $129,529   $128,546  $139,024



See accompanying notes to condensed financial statements.

























                      L. LURIA & SON, INC.

               CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)




(in thousands, except income
per common share)                    Thirteen Weeks  Thirteen Weeks
                                         Ended          Ended
                                     April 29, 1995  April 30, 1994

Net sales                             $37,902         $44,201
Cost of goods sold, buying and
  warehousing costs                    26,853          31,640
Gross margin                           11,049          12,561
Operating expenses                     12,436          13,079
Loss from operations                   (1,387)           (518)
Interest income (expense)- net           (185)             18
Loss before income tax benefit          (1572)           (500)
Income tax  benefit                      (590)           (190)
Net loss                             $   (982)       $   (310)

Weighted average number of common
  shares outstanding                    5,427           5,414

Loss per common share               $    (.18)      $    (.06)





See accompanying notes to condensed financial statements.

















                      L. LURIA & SON, INC.

               CONDENSED STATEMENTS OF CASH FLOWS
                          (Unaudited)




(in thousands)              Thirteen Weeks    Thirteen Weeks
                                 Ended             Ended
                            April 29, 1995    April 30, 1994

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net (loss)                 $       (982)     $   (310)
Adjustments to reconcile
 net (loss) to net cash used
 in operating activities:
 Depreciation                      1,007         1,126
 Deferred tax (benefit)              100         (100)
 Decrease in accounts receivable     231           463
 (Increase) in inventories         (819)       (2,943)
 (Increase) in prepaid expenses    (260)         (975)
 (Increase) Decrease in other
   assets                            (8)         (146)
 Decrease in accounts payable and
  accrued liabilities           (27,377)      (10,912)
Net cash used in operating
 activities                     (28,108)      (13,797)

CASH FLOWS FROM INVESTING
ACTIVITIES:
 Additions to property             (631)       (2,696)

Net cash applied to investing
 activities                        (631)       (2,696)


CASH FLOWS FROM FINANCING
ACTIVITIES:
 Borrowing under line of
  credit agreements               18,800            --
 Repayments of long-term debt       (37)          (37)
 Repayments of obligations
  under capital leases                 0          (20)
 Treasury shares acquired            ---          (50)
Net cash provided by financing
 activities                       18,763         (107)
Net decrease in cash and cash
 equivalents                     (9,976)      (16,600)
Cash and cash equivalents,
 beginning of period              11,100        17,371
Cash and cash equivalents,
 end of period                  $  1,124     $     771


SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period
 for:
 Interest (net of amounts
  capitalized)                  $    121  $          0
 Income taxes                   $   (49)      $  1,150



See accompanying notes to condensed financial statements.





































                     L. LURIA & SON, INC.

            NOTES TO CONDENSED FINANCIAL STATEMENTS
           FOR THE THIRTEEN WEEKS ENDED APRIL 29, 1995
                       AND APRIL 30, 1994


GENERAL

The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with generally accepted accounting principles applicable to interim financial statements and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of L. Luria & Son, Inc. (the "Company"), the accompanying condensed financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of April 29, 1995 and April 30, 1994, and the results of its operations and cash flows for the periods ended April 29, 1995 and April 30, 1994. Furthermore, all adjustments were of a normal or recurring nature.



SEASONALITY

The results of operations for the thirteen weeks ended April 29, 1995 are not indicative of the results to be expected for the entire year because the Company's operations are seasonal.



ACCOUNTING POLICIES

The accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements in the 1995 L. Luria
& Son, Inc. Annual Report, which is incorporated by reference in Form 10-K.


RECLASSIFICATIONS

Certain prior year immaterial amounts have been reclassified to conform with current year presentation.










                      L. LURIA & SON, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY

The following table sets forth for the periods indicated percentages which certain items reflected in the financial data bear to net sales of the Company:




                                         RELATIONSHIPS TO NET SALES
                                             PERIOD ENDED
                                   April 29, 1995  April 30, 1994

    Net sales                         100.0%       100.0%
    Cost of goods sold, buying
      and warehousing costs            70.8         71.6
    Gross margin                       29.2         28.4
    Operating expenses                 32.9         29.6
    Loss from operations               (3.7)        (1.2)
    Interest income (expense) net       (.5)          .1
    Loss before income tax             (4.2)        (1.1)
    Income tax benefit                 (1.6)        ( .4)
    Net loss                           (2.6)%       ( .7)%



NET SALES

For the thirteen weeks ended April 29, 1995, net sales were $37,902,000 a 14.2% decrease compared to the same period last year.

Comparable store sales decreased 13.4%. This year's first quarter sales were impacted by operating 45 stores vs. 50 stores in the same period last year, reduced percent off promotions and softening customer demand in the Company's markets.


GROSS MARGINS

Gross margins as a percent of net sales for the first thirteen weeks of the current year increased to 29.2% as compared to 28.4% for the prior year first quarter due to fewer promotional markdowns and an improved sales mix with jewelry sales representing 38.2% of total sales this quarter versus 37.1% in last year's first quarter.


OPERATING EXPENSES

Operating expenses for the current quarter increased as a percent of net sales to 32.9% this year from 27.5% last year, due primarily to lower sales than last year. Operating expenses for the quarter were 4.9% below last year's operating expenses. Expenses were reduced from last year's levels in most expense categories, with the most significant reductions in payroll and occupancy expenses. As part of the Restructuring Plan, the Company closed three catalog showrooms during the quarter and plans to close and relocate several additional stores. Approximately $550,000 of incremental costs associated with closing the three catalog showrooms and carrying costs associated with previously closed stores has been charged to the Restructuring Plan reserves established in fiscal year 1994. The Company currently operates nine superstores (in addition to 34 catalog showrooms and two jewelry mall stores) and plans to open at least two additional superstores this year to replace existing showrooms.




































                      L. LURIA & SON, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)





INCOME TAX BENEFIT

Income tax benefit for the thirteen-week period ended April 29, 1995 is estimated at 37.5% compared to last year's 38.0% rate for the quarter.


INVENTORIES

At April 29, 1995, inventory levels were $83.8 million, 7.3% below the January 28, 1995 balance of $90.4 million due to the Company's inventory control efforts and the closing of selected catalog showrooms.


LIQUIDITY AND CAPITAL RESOURCES

At April 29, 1995, the Company had approximately $82.8 million in shareholders' equity and approximately $.9 million in long-term debt and capital leases. Cash and cash equivalents decreased $ 9.9 million since the end of fiscal 1995 primarily to pay for inventory purchased last year and because land and buildings for stores
opened last year have  been internally financed.    At April 29,
1995, the Company had available lines of credit of $40 million, of which there were borrowings outstanding of $18.8 million.

The Company believes that cash provided by operations, available lines of credit and access to the capital markets at competitive rates will be adequate to meet its working capital and capital expenditure requirements for fiscal year 1996.















                 PART II  -  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (b) There were no reports on Form 8-K filed for the thirteen-week period ended April 29, 1995.















































                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        L. LURIA & SON, INC.


Date:  June 12 , 1995                   /s/Peter Luria
                                        Peter Luria
                                        President and Chief
                                        Operating Officer


Date:  June 12, 1995                    /s/Duane R. Wolter
                                        Duane R. Wolter
                                        Sr. Vice President-Finance,
                                        Chief Financial Officer and
                                        Principal Accounting
                                        Officer