Form 10-Q
period 1995-07-29
LURIA L & SON INC
filed 1995-09-12
CIK 277057

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q


     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Thirteen Weeks Ended July 29, 1995

                               OR

    [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period From          to


                  Commission File Number 1-8057


                      L. LURIA & SON, INC.
     (Exact name of registrant as specified in its charter)


     FLORIDA                              59-0620505
(State of incorporation)      (IRS Employer Identification No.)

5770 Miami Lakes Drive,                        33014
Miami Lakes, Florida                         (zip code)
(Address of principal
executive offices)


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

                        Yes  X   No



    Common stock, par value $.01 per share:  4,025,250 shares
                 outstanding as of July 30, 1995


    Class B stock, par value $.01 per share: 1,398,134 shares
                 outstanding as of July 30, 1995


















































                      L. LURIA & SON, INC.




                        TABLE OF CONTENTS




PART I  - FINANCIAL INFORMATION                          PAGE NO.


Item 1.   Financial Statements

     Condensed Balance Sheets - July 29, 1995
     (Unaudited), July 30, 1994 (Unaudited), and
     January 28, 1995


     Unaudited Condensed Statements of Operations for the thirteen and twenty-six weeks ended
     July 29, 1995 and the thirteen and twenty-six weeks ended July 30, 1994


     Unaudited Condensed Statements of Cash Flows for the twenty-six weeks ended July 29, 1995 and July 30, 1994


     Notes to Condensed Financial Statements


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations


PART II  -  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of
          Security Holders


Item 6.   Exhibits and Reports on Form 8-K


Signatures





Item 1.    FINANCIAL STATEMENTS

                      L. LURIA & SON, INC.
                    CONDENSED BALANCE SHEETS



(in thousands)            July 29,    July 30,    January 28,
                            1995        1994         1995
ASSETS                    (Unaudited) (Unaudited)
Current assets:
 Cash and cash
   equivalents            $   894    $  6,791     $ 11,100
 Accounts receivable          982         986        1,634
 Inventories               77,150      82,328       82,931
 Prepaid expenses           3,414       3,489        2,716
Total current assets       82,440      93,594       98,381
Property, net              40,070      34,005       40,429
Other assets                  214         254          214
Total assets             $122,724    $127,853     $139,024

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term bank
   borrowing             $ 19,950     $16,700      $    --
 Accounts payable and
 accrued liabilities       18,790      26,522       52,169
 Current portion of
 long-term debt and
 obligations under
  capital leases              206         206          206
Total current liabilities  38,946      43,428       52,375
Long-term debt and
 obligations under
 capital leases               939       1,079          976
Deferred taxes              1,995       1,521        1,895
Shareholders' Equity:
 Preferred stock: $1 par
  value, 5,000,000 shares
  authorized; no shares
  issued                       --          --           --
 Common stock:
 Common: $.01 par value,
 14,000,000 shares authorized
 4,025,250 shares issued and
 outstanding at July 29, 1995;
 4,032,465 shares issued and
 outstanding at July 30, 1994;
 and 3,991,780 shares issued and
 outstanding at January 28,
 1995                          40          40           39
 Class B: $.01 par value,
 6,000,000 shares authorized;
 1,398,134 shares issued and
 outstanding at July 29, 1995;
 1,375,844 shares issued and
 outstanding at July 30, 1994;
  and 1,434,534 issued and
  outstanding at January 28,
  1995                         14          14           14
Additional paid-in capital 18,230      18,269       18,230
Retained earnings          62,560      63,502       65,495
Total shareholders'
  equity                   80,844      81,825       83,778
Total liabilities and
 shareholders' equity    $122,724    $127,853     $139,024



See accompanying notes to condensed financial statements.


































                      L. LURIA & SON, INC.
               CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)




(in thousands, except
loss per common share)    Thirteen  Thirteen    Twenty-six
                            Weeks     Weeks        Weeks
                            Ended     Ended        Ended
                          July 29,  July 30,      July 29,
                            1995      1994         1995

Net sales               $33,840    $42,303      $71,742
Cost of goods sold,
 buying and ware-
 housing costs           24,512     32,422       51,365
Gross margin              9,328      9,881       20,377
Operating expenses       12,139     12,240       24,573

Loss from operations     (2,811)    (2,359)      (4,196)
Interest income (expense)
 - net                     (313)       (89)        (499)
Loss before income tax   (3,124)    (2,448)      (4,695)
Income tax (benefit)     (1,170)      (920)      (1,760)
Net Loss                $(1,954)    (1,528)      (2,935)
Weighted average number
 of common shares out-
 standing                 5,417      5,411        5,412
Loss per common share   $  (.36)  $  (.28)      $  (.54)

(continued)


                                  Twenty-six
                                     Weeks
                                     Ended
                                July 30, 1994

Net sales                            $86,504
Cost of goods sold,
 buying and ware-
 housing costs                        64,062
Gross margin                          22,442
Operating expenses                    25,319
Loss from operations                  (2,877)
Interest income
 (expense) - net                         (71)
Loss before income tax                (2,948)
Income tax (benefit)                  (1,110)
Net Loss                              (1,838)
Weighted average number
 of common shares out-
 standing                              5,411
Loss per common share                  $(.34)


See accompanying notes to condensed financial statements.












































                      L. LURIA & SON, INC.
               CONDENSED STATEMENTS OF CASH FLOWS
                          (Unaudited)





(in thousands)                  Twenty-six        Twenty-six
                                   Weeks             Weeks
                                   Ended             Ended
                               July 29, 1995    July 30, 1994

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss                          $(2,935)      $(1,838)
Adjustments to reconcile
 net loss to net cash used
 in operating activities:
 Depreciation                       1,967         2,209
 Deferred tax benefit                  99           238
 Decrease in accounts receivable      652         1,291
 Decrease in inventories            5,781         5,142
 Increase in prepaid expenses        (698)       (1,284)
 Increase in other assets             ---          (170)
 Decrease in accounts payable
  and accrued liabilities         (33,378)      (27,045)
Net cash used in operating
 activities                       (28,512)      (21,457)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Additions to property              (1,608)       (5,646)

Net cash applied to
 investing activities              (1,608)       (5,646)

CASH FLOWS FROM FINANCING
ACTIVITIES:
 Borrowing under line of
 credit agreements                 19,950        16,700
 Repayments of long-term debt         (37)          (75)
 Repayments of obligations under
  capital leases                      ---           (19)
 Treasury shares acquired                           (83)
Net cash provided by financing
 activities                        19,913        16,523
Net decrease in cash and
 cash equivalents                 (10,207)      (10,580)
Cash and cash equivalents,
 beginning of period               11,100        17,371
Cash and cash equivalents,
 end of period                  $     893     $   6,791

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
 Interest (net of amounts
 capitalized)                    $    519     $      94
 Income taxes                    $   (212)    $   1,275



See accompanying notes to condensed financial statements.








































                      L. LURIA & SON, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS
  FOR THE THIRTEEN WEEKS ENDED July 29, 1995 AND July 30, 1994


GENERAL

The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with generally accepted accounting principles applicable to interim financial statements and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of L. Luria & Son, Inc. (the "Company"), the accompanying condensed financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of July 29, 1995 and July 30, 1994, and the results of its operations and cash flows for the periods ended July 29, 1995 and July 30, 1994. Furthermore, all adjustments were of a normal and recurring nature.



SEASONALITY

The results of operations for the thirteen weeks ended July 29, 1995 are not indicative of the results to be expected for the entire year because the Company's operations are seasonal.



ACCOUNTING POLICIES

The accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements in the 1995 L. Luria & Son, Inc. Annual Report, which is incorporated by reference in Form 10-K. Certain prior year immaterial amounts have been reclassified to conform with current year presentations.
















Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS



SUMMARY

The following table sets forth for the periods indicated percentages which certain items reflected in the financial data bear to net sales of the Company:




                           RELATIONSHIPS TO NET SALES
                                  PERIODS ENDED


                        Thirteen    Thirteen   Twenty-six
                          Weeks       Weeks       Weeks
                          Ended       Ended       Ended
                        July 29,    July 30,     July 29,
                          1995        1994        1995

Net sales                100.0%       100.0%     100.0%
Cost of goods sold,
 buying and ware-
 housing costs            72.4         76.6       71.6
Gross margin              27.6         23.4       28.4
Operating expenses        35.9         28.9       34.2

Loss from operations      (8.3)        (5.5)      (5.8)
Interest expense-net       (.9)         (.2)      ( .7)

Loss before income tax    (9.2)        (5.7)      (6.5)
Income tax benefit        (3.5)        (2.1)      (2.4)

Net income                (5.7)%       (3.6)%     (4.1)%


(continued)


                                  Twenty-six
                                     Weeks
                                     Ended
                                   July 30,
                                     1994

Net sales                            100.0%
Cost of goods sold,
 buying and ware-
 housing costs                        74.0
Gross margin                          26.0
Operating expenses                    29.3

Loss from operations                  (3.3)
Interest expense-net                   (.1)

Loss before income tax                (3.4)
Income tax benefit                    (1.3)

Net income                            (2.1)%



NET SALES

For the thirteen weeks (second quarter) ended July 29, 1995, net sales decreased 8,463,000 or 20.0% compared to the same period last year. Comparable store sales decreased 25.8%. Sales were impacted by operating 43 stores versus 50 stores in the same period last year and a softening of customer demand. In addition, approximately $3.1 million of last year's second quarter sales were attributed to the special promotion sales at two stores that closed and relocated during the second quarter of last year. Sales for the first six months (26 weeks) decreased $14,762,000 or 17.1%, while comparable store sales decreased 19.5%.


GROSS MARGINS

Gross margins as a percent of net sales for the thirteen and twenty-six weeks ended July 29, 1995 were 27.6% compared to 23.4% for the prior year quarter. For the twenty-six weeks ended July 29, 1995, gross margins as a percent of net sales were 28.4% compared to 26.0% for the prior year. Gross margins were benefitted to some degree due to a better product mix in 1995. In addition, gross margins were lower in 1994 primarily due to substantial markdowns incurred to reduce inventory levels and to accelerate the reduction of inventory assortments to adjust to the new superstore format featuring more massed out merchandise. As of July 29, 1995, inventories were $5.2 million below last year's level and $5.8 million below last year-end's level. For the quarter, jewelry sales as a percent of sales were 39.8% this year versus 38.5% last year. For the first six months, jewelry sales were 39.0% this year versus 37.8% last year. As set forth in Note 2 to the Company's financial statements in the 1994 L. Luria & Son, Inc. Annual Report, in the fourth quarter of fiscal year 1994, the Company changed its method of valuing jewelry inventory from the LIFO (last-in, first-out) to the FIFO (first-in, first-out) method.

As required, all prior year financial statements presented have been restated to reflect this change.


OPERATING EXPENSES

Operating expenses for the current thirteen week period increased as a percent of net sales to 35.9% this year from 28.9% last year. For the twenty-six week period, operating expenses as a percent of net sales increased to 34.2% from 29.3% last year. The increase was due primarily to the shortfall in sales this year versus last year. Operating expenses decreased by 2.9% for the six months from last year's expenditure level. This is a result of cost controls executed within the first quarter. As a part of the Restructuring Plan, during the six month period, the Company closed four stores and entered into negotiations for relocating several additional stores. Approximately $0.3 million of incremental costs associated with previously closed stores have been charged to the Restructuring Plan reserves established during the second quarter of fiscal year 1995. The Company currently operates nine superstores and plans to open two additional superstores this year.


INTEREST INCOME (EXPENSE) - NET

Net interest expense for the thirteen and twenty-six week periods ended July 29, 1995 increased compared to the prior year due to increased short-term borrowings and higher interest rates in the current year. The increase in short-term borrowings at July 29, 1995 versus last year is due to capital expenditures to support the Company's superstore strategy.


INCOME TAX  (BENEFIT)

Income tax benefit for the thirteen and twenty-six week periods ended July 29, 1995 is estimated at 37.6% of the pre-tax loss, which is comparable to last year's income tax expense.


INVENTORIES

At July 29, 1995, inventory levels were $77.2 million, or 6% below last year's $82.3 million due to the Company's inventory control efforts.


LIQUIDITY AND CAPITAL RESOURCES

At July 29, 1995, the Company had approximately $80.8 million in shareholders' equity and approximately $0.9 million in long-term debt and capital leases. Cash and cash equivalents decreased $10.2 million since the end of fiscal 1995 primarily to finance the payment of inventory and capital expenditures. At July 29, 1995, the Company had available lines of credit of $30.0 million, of which $9.9 million remained unused.

The Company believes that cash provided by operations, available lines of credit and access to the capital markets at competitive rates will be adequate to meet its working capital and capital expenditure requirements for fiscal year 1996.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (c) The annual meeting of shareholders of the Company was held on June 1, 1995. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, against, or withheld, as well as the number of abstentions:





Election of two Directors of the Company

    Harry Diven, Jr.
         Common Stock For:             3,069,102
         Common Stock Withheld:           50,705

    Peter Luria
         Class B Stock For:            1,430,124
         Class B Stock Withheld:               0


Ratification of appointment of KPMG Peat Marwick as the Company's independent certified public accountants

         Common Stock For:             3,082,125
         Common Stock Against:            29,025
         Common Stock Abstain:             8,657
         Class B Stock For:            1,430,124
         Class B Stock Against:                0
         Class B Stock Abstain:                0




Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)   None.

(b) There were no reports on Form 8-K filed for the thirteen-week period ended July 29, 1995.
























SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  L. LURIA & SON, INC.



Date:  September 12, 1995         /s/ Peter Luria
                                  Peter Luria
                                  President and Chief
                                  Operating Officer


Date:  September 12, 1995         /s/ Joanna Diaz
                                  Joanna Diaz
                                  Corporate Controller/
                                  Principal Accounting
                                  Officer