Form 10-Q
period 1995-10-28
LURIA L & SON INC
filed 1995-12-12
CIK 277057

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Thirteen Weeks Ended October 28, 1995

                               OR

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period From     to

                   Commission File Number 1-8057


                      L. LURIA & SON, INC.
     (Exact name of registrant as specified in its charter)


          FLORIDA                               59-0620505
     (State of incorporation)                (IRS Employer
                                             Identification No.)

     5770 Miami Lakes Drive,
      Miami Lakes, Florida                     33014
     (Address of principal                   (zip code)
      executive offices)

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

                          Yes  X   No


       Common stock, par value $.01 per share:  4,076,880
               outstanding as of December 6, 1995

       Class B stock, par value $.01 per share: 1,346,634
               outstanding as of December 6, 1995


                      L. LURIA & SON, INC.



                            CONTENTS



                                                         Page No.

PART I  - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Condensed Balance Sheets - October 28,
          1995 (Unaudited) October 29, 1994
          (Unaudited), and January 28, 1995


          Unaudited Condensed Statements of Operations for the thirteen and thirty-nine weeks ended
          October 28, 1995 and October 29, 1994


          Unaudited Condensed Statements of Cash Flows for the thirty-nine weeks ended October 28, 1995 and October 29, 1994


          Notes to Condensed Financial Statements


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations




PART II  -  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K


Signatures







Item 1.    FINANCIAL STATEMENTS

                      L. LURIA & SON, INC.

                    CONDENSED BALANCE SHEETS


[CAPTION]


                         October 28,     October 29,   January 28,
(in thousands)           1995            1994          1995
                         (Unaudited)     (Unaudited)

ASSETS
Current assets:
 Cash and cash equiva-
  lents                   $1,340          $1,828        $11,100
 Accounts receivable       1,252           1,508          1,634
 Inventories              79,540         107,007         82,931
 Prepaid expenses          2,809           3,879          2,716
Total current assets      84,941         114,222         98,381
Property, net             39,738          38,430         40,429
Other assets                 204           1,332            214
Total assets            $124,883        $153,984       $139,024

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
 Notes payable and
  short-term
  borrowings             $24,150         $23,100            $ -
 Accounts payable and
  accrued liabilities     22,182          47,618         52,169
 Current portion of
  long-term debt             206             206            206
Total current liabili-
  ties                    46,538          70,924         52,375
Long-term debt               791           1,055            976
Deferred taxes             1,995           1,721          1,895

Shareholders' Equity:
Preferred stock: $1 par
  value, 5,000,000
  shares authorized;
  no shares issued             -               -              -
Common stock:
 Common: $.01 par value,
 14,000,000 shares
  authorized; 4,076,880
  shares issued and
  outstanding at
  October 28, 1995;
  4,031,689 shares
  issued and outstanding
  at October 29, 1994;
  and 3,991,780 shares
  issued and outstanding
  at January 28, 1995         41              40             39
 Class B: $.01 par value,
  6,000,000 shares
  authorized; 1,346,634
  shares issued and
  outstanding at October
  28, 1995; 1,375,844 shares
  issued and outstanding
  at October 29, 1994; and
  1,434,534 shares issued
  and outstanding at
  January 28, 1995            13              14             14
Additional paid-in
  capital                 18,230          18,260         18,230
Retained earnings         57,275          61,970         65,495
Total shareholders'
  equity                  75,559          80,284         83,778
Total liabilities
  and shareholders'
  equity                $124,883        $153,984       $139,024



See accompanying notes to condensed financial statements
























                      L. LURIA & SON, INC.

               CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)

[CAPTION]



(in thousands, except
net loss per common       Thirteen Weeks       Thirteen Weeks
 share)                   Ended                Ended
                          October 28, 1995     October 29, 1994

Net sales                    $31,150            $37,697
Cost of goods sold,
  buying and ware-
  housing costs               24,930             26,933
Gross margin                   6,220             10,764
Operating expenses            13,645             12,981

Loss from operations          (7,425)            (2,217)
Interest expense -               392                241

Loss before income taxes      (7,817)            (2,458)
Income tax (benefit)          (2,532)              (925)

Net loss                     $(5,285)           $(1,533)
Weighted average
  number of
 common shares
 outstanding                   5,424              5,411

Loss per common share           (.97)              (.28)


(continued)



(in thousands, except
net loss per common       Thirty-nine Weeks    Thirty-nine Weeks
 share)                   Ended                Ended
                          October 28, 1995     October 29, 1994


Net sales                   $102,892           $124,201
Cost of goods sold,
 buying and ware-
 housing costs                76,295             90,995
Gross margin                  26,597             33,206
Operating expenses            38,218             38,299

Loss from operations         (11,621)            (5,093)
Interest expense - net           891                312

Loss before income taxes     (12,512)            (5,405)
Income tax (benefit)          (4,292)            (2,035)

Net loss                     $(8,220)            (3,370)

Weighted average number of
common shares outstanding      5,416              5,411

Loss per common share         $(1.52)             $(.62)




See accompanying notes to condensed financial statements.



































                      L. LURIA & SON, INC.

               CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)


[CAPTION]


(in thousands)                Thirty-nine    Thirty-nine
                              Weeks Ended    Weeks Ended
                              October 28,    October 29,
                              1995           1994

CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net loss                     $(8,220)         $(3,370)
Adjustments to reconcile
 net loss to net cash used
 in operating activities:
  Depreciation & amorti-
    zation                     2,968            3,591
  Deferred income taxes          100              438
  (Increase) Decrease in
   other assets                   10             (128)
  (Increase) Decrease in
   accounts receivable           382              769
  (Increase) Decrease in
   inventories                 3,391          (19,537)
  (Increase) Decrease in
   prepaid expenses              (93)          (1,674)
  (Decrease) Increase in
   accounts payable and
   accrued liabilities       (29,987)          (5,949)

Net cash used in operating
 activities                  (31,449)         (25,860)


CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Additions to property       (2,276)         (12,573)


Net cash used in investing
 activities                   (2,276)         (12,573)


CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Borrowings under line
   of credit agreements       24,150           23,100
  Repayments of long-term
   debt and obligations
   under capital leases         (185)            (118)
  Treasury shares acquired         -              (92)
  Exercise of stock options        -                -

Net cash provided by
  financing activities        23,965           22,890

Net decrease in cash and
  cash equivalents           (9,760)          (15,543)

Cash and cash equivalents,
  beginning of period         11,100           17,371

Cash and cash equivalents,
  end of period               $1,340           $1,828


SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION
Cash paid (received)
 during the period for:
  Interest                    $1,045           $  451
  Income taxes                $ (292)          $1,440


See accompanying notes to condensed financial statements.



























                      L. LURIA & SON, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS
          FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED
              October 28, 1995 AND October 29, 1994



GENERAL

The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with generally accepted accounting principles applicable to interim financial statements and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of L. Luria & Son, Inc. (the "Company"), the accompanying condensed financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of October 28, 1995 and October 29, 1994, and the results of its operations and cash flows for the periods ended October 28, 1995 and October 29, 1994.



SEASONALITY

The results of operations for the quarter and nine months ended
October 28, 1995 are not indicative of the results to be expected for the entire year because the Company's operations are seasonal.



ACCOUNTING POLICIES

The accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements in the 1995 L. Luria
& Son, Inc. Annual Report, which is incorporated by reference in Form 10-K.
















Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS



SUMMARY

The following table sets forth, for the periods indicated, percentages which certain items reflected in the financial data bear to net sales of the Company:


                   RELATIONSHIPS TO NET SALES
                          PERIODS ENDED

[CAPTION]


                         Thirteen Weeks    Thirteen Weeks
                         Ended             Ended
                         October 28,       October 29,
                            1995              1994

Net sales                   100.0%          100.0%
Cost of goods sold,
 buying and ware-
 housing costs               80.0            71.4
Gross margin                 20.0            28.6
Operating expenses           43.8            34.4

Loss from operations        (23.8)           (5.8)
Interest expense - net        1.3              .6
Loss before income taxes    (25.1)           (6.4)
Income tax (benefit)         (8.1)           (2.4)

Net loss                    (17.0)%          (4.0)%

(continued)

                         Thirty-nine Weeks Thirty-nine Weeks
                         Ended             Ended
                         October 28,       October 29,
                            1995              1994

Net sales                   100.0%          100.0%
Cost of goods sold,
 buying and ware-
 housing costs               74.2            73.3
Gross margin                 25.8            26.7
Operating expenses           37.1            30.8

Loss from operations        (11.3)           (4.1)
Interest expense - net         .9              .3
Loss before income taxes    (12.2)           (4.4)
Income tax (benefit)         (4.2)           (1.7)

Net loss                     (8.0)%          (2.8)%





NET SALES

Net sales for the thirteen weeks (third quarter) and thirty-nine weeks (nine months) ended October 28, 1995 decreased 17.4% and 17.2%, respectively, compared to the same periods last year. Comparable store sales decreased 15.8% and 18.5% during the quarter and nine months ended October 28, 1995, respectively, compared to the same periods last year. This year's sales were impacted by increased competition primarily from electronics specialty retailers. Jewelry sales as a percent of net sales, for the quarter and nine-month period were 37.0% and 38.4%, respectively, in comparison to 31.4% and 35.8%, respectively, for the previous fiscal year. General merchandise sales as a percent of net sales, for the quarter and nine month periods were 63.0% and 61.6%, respectively, compared to 68.6% and 64.2%, respectively, for the same periods last year.


GROSS MARGINS

Gross margins as a percent of net sales were 20.0% for the third quarter compared to 28.6% for the prior year's quarter, and 25.8% for the nine months compared to 26.7% for the same period last year. Gross margins for the third quarter were lower primarily due to substantial markdowns incurred during the quarter to reduce inventory levels. Gross margins were also impacted by greater overhead absorption as a result of reduced inventory levels and higher reserves reflecting the impact of management's efforts to further reduce inventory and improve the mix of products. In the second quarter of the current fiscal year, the Company launched a new private label credit card combined with discounts on merchandise for cardholders. This discount program continued into the third quarter adversely affecting gross margins. During the quarter, the Company held relocation sales at two catalog showrooms deeply discounting merchandise in an effort to sell remaining inventory, which also reduced gross margins. Management expects these trends to continue through the fourth quarter.

OPERATING EXPENSES

Operating expenses for the current quarter and nine months increased as a percent of net sales to 43.8% this year from 34.4% last year, and for the nine months increased to 37.1% this year from 30.8% last year, primarily due to the shortfall in sales this year versus last year. Operating expenses increased 5.1% for the quarter and decreased 0.2% for the nine months from last year's expenditure level. Expenses were reduced from last year's levels in most expense categories, with significant reductions in equipment lease costs, payroll and other overhead expenses. Net advertising and sales promotion expense, however, increased substantially. As part of the restructuring plan, during the nine-month period, the Company relocated two stores and closed one jewelry mall store and four catalog showrooms. Approximately $0.9 million of incremental costs associated with relocating two stores, closing one jewelry mall store and the carrying costs associated with previously closed stores have been charged to the restructuring plan reserves established in fiscal year ended 1994. The Company currently operates eleven superstores.


INTEREST EXPENSE (INCOME) - NET

Net interest expense for the quarter and nine months ended October 28, 1995 increased compared to the prior year due to increased short-term borrowings and higher interest rates in the current year. The increase in short-term borrowings at October 28, 1995 versus last year is primarily attributed to the operating loss that has been incurred.


INCOME TAX (BENEFIT)

Income tax (benefit) for the quarter and nine months ended October 28, 1995 is estimated at 34.3% of the pre-tax loss which is management's best estimate of the projected effective tax rate for fiscal year 1996.


INVENTORIES

At October 28, 1995, inventory levels were approximately $79.5 million, or 25.7% below last year's $107 million due to the management's commitment to reduce inventory levels while at the same time, improving the mix of products. The inventory levels at the end of the third quarter reflect a moderate build-up in preparation for the Christmas selling season.


LIQUIDITY AND CAPITAL RESOURCES

At October 28, 1995, the Company had approximately $75.6 million in equity and approximately $0.8 million in long-term debt and capital leases. During the nine months ended October 28, 1995, cash and cash equivalents decreased $9.8 million. The decrease primarily financed operating losses and capital expenditures. The Company had working capital of $38.4 million at the end of the third quarter. At October 28, 1995, the Company had available lines of credit of approximately $31 million, of which approximately $7 million remained unused.

Management believes that cash provided by operations, available lines of credit and access to the capital markets will be adequate to meet its future working capital and capital expenditure requirements for fiscal year 1996.




















Item 1.       LEGAL PROCEEDINGS



On November 28, 1995 a Florida Circuit Court jury returned a verdict of $13.8 million in favor of the Company in a trial relating to a dispute with competitor, Service Merchandise Co., Inc. The Company filed a law suit against Service Merchandise alleging tortious interference with the Company's business relationship and lease rights in the Sawgrass Mills Shopping Center in Broward County.

The jury decided in favor of the Company on both counts, intentional interference of a binding contract and intentional and wrongful interference in a business relationship. Service
Merchandise Co., Inc. has indicated that they will appeal the verdict. The Company expects that the appellate court will uphold the jury verdict.

The Company has not accrued any of this award into its financial statements.



































Item 6.   EXHIBITS AND REPORTS ON FORM 8-K



          b) There were no reports on Form 8-K filed for the thirteen weeks ended October 28, 1995.















































                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   L. LURIA & SON, INC.


Date:  December 11, 1995           \s\ Peter Luria
                                   Peter Luria
                                   President and Chief
                                   Operating Officer


Date:  December 11, 1995           \s\ Tom Floerchinger
                                   Tom Floerchinger
                                   Vice President-Finance and
                                   Chief Financial Officer