Form 10-K405
period 1996-02-03
LURIA L & SON INC
filed 1996-05-02
CIK 277057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended: FEBRUARY 3, 1996

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________________ to _________________

          Commission file number:     1-8057

                              L. LURIA & SON, INC.
             (Exact name of registrant as specified in its charter)

              FLORIDA                                           59-0620505
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification No.)

5770 MIAMI LAKES DRIVE, MIAMI LAKES, FLORIDA                      33014
(Address of principal executive offices)                        (Zip Code)
Registrant's telephone number, including area code: (305) 557-9000

Securities registered pursuant to Section 12(b) of the Act:

          TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
          -------------------          -----------------------------------------
SHARES OF COMMON STOCK, $.01 PAR VALUE          NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:        NONE
                                                             (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at April 18, 1996 (computed by reference to the last reported sale price of the registrant's Common Stock on the New York Stock Exchange on such date): $26,439,631.

    Number of shares outstanding of each of the registrant's classes of Common Stock at April 18, 1996: 4,082,986 shares of Common Stock, $.01 par value per share; 1,340,528 shares of Class B Common Stock, $.01 par value per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the registrant's definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which will be filed with the Commission subsequent to the date hereof, (the "Proxy Statement"), are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    L. LURIA & SON, INC., (the "Company") is a specialty discount retailer operating 43 stores throughout the State of Florida as of February 3, 1996. The Company sells a broad line of jewelry, watches, kitchenware, and giftware merchandise. In addition, the Company sells housewares, small appliances, consumer electronics, home furnishings, luggage, cameras and other merchandise. The Company intends to eliminate certain lines of merchandise in fiscal 1997 and concentrate on jewelry, giftware and kitchenware. Merchandise is advertised primarily by direct mail flyers and newspaper inserts. In addition, the Company advertises on radio and television. The majority of the Company's stores display samples, with inventories of such items being maintained in warehouse areas adjoining each store, although the Company has opened eleven superstores where the merchandise is available to the customer on a self service basis. The Company maintains a central distribution facility at its headquarters in Miami Lakes, Florida, and until April, 1996 maintained a satellite distribution facility in Orlando, Florida, which service all of its stores.

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

MERCHANDISING

    During the fiscal years 1996, 1995 and 1994, the principal categories of merchandise sold by the Company, and as a percentage of total net sales of the Company, were as follows:

                                                                                                    PERCENT OF NET SALES
                                                                                                1996        1995         1994
                                                                                                ----        ----         ----
            Jewelry and watches..............................................................    40%         37%         38%
            Consumer electronics, cameras and home
              office.........................................................................    16%         20%         22%
            Housewares, home furnishings, luggage and
              juvenile.......................................................................    28%         28%         26%
            Tabletop, giftware, clocks, and other............................................    16%         15%         14%
                                                                                                ---         ---         ---
                                                                                                100%        100%        100%
                                                                                                ===         ===         ===

     Profit margins vary among the items sold, with jewelry and watches accounting for the highest relative contribution to the Company's gross margin.

     The Company purchases loose diamonds and other precious stones and standard mountings or mountings fabricated to its specifications. Gems are then set in mountings at the Company's facilities or are subcontracted to others for setting. The Company accepts special jewelry orders and offers in-house repairs, sizing, and engraving services in connection with its jewelry sales.

     The Company's inventory increases prior to the Fall selling season. The increase generally is financed through working capital, credit advanced by suppliers on normal trade terms, and short-term borrowings. The Company purchases merchandise from approximately 2,000 suppliers, no one of which accounted for more than 5% of the total purchases during the fiscal year ended February 3, 1996. The Company has no long-term purchase commitments with any of its suppliers and believes that alternative sources of supply are available for each category of merchandise carried.

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

    The Company's purchasing is done from the Company's headquarters in Miami Lakes. Virtually all merchandise is delivered directly to the Company's distribution facility located in Miami Lakes and is distributed on a daily basis to the stores on Company trucks.

MARKETING

    The Company's principal promotional efforts are made through color flyers distributed to persons on the Company's mailing list, as well as color inserts in newspapers circulated within the Company's markets. The Company also conducts television, radio, and newspaper advertising.

    The Company's business is affected by the same pattern of seasonality as retail businesses in general. For the fiscal year ended February 3, 1996, approximately $70 million (41%) of the Company's annual sales occurred in the fourth quarter ended February 3, 1996, while the Company's net sales were approximately $38 million (22%) in the first quarter; $34 million (19%) in the second quarter; and $31 million (18%) in the third quarter. The percentage of sales occurring in the above mentioned quarters of the fiscal year ended February 3, 1996 is comparable with the percentage of sales in each quarter of the Company's five most recent fiscal years.

    In fiscal 1996 each of the Company's stores contain a selling area and a contiguous warehouse facility. The Company displays in the showrooms certain merchandise as samples in each store's selling area, and the store's warehouse is stocked with inventory in all merchandise categories. Other items are displayed in bulk allowing the customer to more quickly select and purchase the merchandise. For inventory stocked in the store warehouse, a customer's order is electronically transmitted to the store warehouse from the selling floor where the order is processed. The ordered merchandise is then dispatched to the customer pick-up counter adjacent to the selling area, where payment is received and the merchandise is delivered. In fiscal 1997, the Company intends to convert an average of 7,000 square feet of contiguous warehouse space of its catalogue showroom stores into selling space.

    In fiscal 1993, the Company opened its first superstore. In fiscal 1994, the Company renovated another store into a superstore and opened two new superstores, in fiscal 1995 the Company opened five new superstores, and in fiscal 1996 the Company opened two new superstores. The new design, which displays more of the merchandise on the selling floor rather than in the adjoining warehouse, features mass displays, self-service merchandise, shopping carts and check-out counters, along with an enlarged jewelry display and selling area. During fiscal year 1994, the Company took a restructuring charge of $5.5 million to replace twelve existing showrooms with superstores and to close one showroom and two jewelry mall stores. In fiscal year 1996, the Company closed six showrooms and one jewelry mall store. At the end of fiscal 1996 the Company operated eleven superstores, 31 showrooms, and one jewelry mall store.

EMPLOYEES

    The number of employees fluctuates seasonally and reaches its peak during the Christmas season and its lowest point during the summer months. At February 3, 1996 the Company had approximately 1,258 full-time employees and approximately 415 permanent part-time employees. During the 1995 Christmas season, the Company employed approximately 1,095 additional part-time employees. None of the employees are covered by a collective bargaining agreement.

TRADEMARKS

    The Company registered the mark "Luria's", the stylized mark "Luria's", the mark with the Luria's logo and "LURIA'S, NOW YOU'VE THOUGHT OF EVERYTHING!" with the Patent and Trademark office. In order to maintain the registrations, the Company must file a declaration stating that the mark is in use between the fifth and sixth anniversary of the registration date. Assuming the declaration of use is filed, the service mark will be valid for a period of ten (10) years and can be renewed thereafter. The Company believes that registration of the marks is important to protect the ability to use the marks.

COMPETITION

    The retail merchandise business is highly competitive. The Company competes with a variety of other retail merchandisers, including department, discount, variety, specialty and catalog showroom stores and warehouse clubs. Many of the competitors have national sales organizations which are larger and have greater financial resources than the Company. To the best of the Company's knowledge, only one competitor, a national chain, operates stores of a similar nature to those of the Company. This competitor has 49 stores in the State of Florida. Additionally, the Company also competes with jewelry and giftware and specialty discount retailers of various sizes in various locations throughout the Florida market area.

     The Company does not maintain charge accounts; however, it does extend credit to its customers through a private label credit card. The Company accepts all major credit cards.

ITEM 2.  PROPERTIES

    All of the Company's stores are located in Florida. All but six of the Company's stores are leased to the Company under long-term leases, two of which are with certain officers and former officers of the Company or their immediate families. Reference is made to the information set forth in the Section entitled "Certain Transactions with Management" in the Company's definitive Proxy Statement which will be filed with the Commission subsequent to the date hereof pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Proxy Statement").

    Three of the Company's stores were built on land subject to long-term land leases at an aggregate cost of approximately $2.6 million, one of those stores is closed and has not been sublet. Three stores were built on land owned by the Company.

    The leases for the stores and land expire at various dates ranging from 1997 to 2043. All but eight of the leases are subject to renewal options at the option of the Company at either identical or increased rents. Most of the renewal options are for five- or ten-year terms; in some cases, the Company has one such option and in others it has several (up to six) successive options. During the fiscal year ended February 3, 1996, total rental (excluding real estate taxes and common area maintenance) expense incurred by the Company for all of its stores and capital equipment leases was approximately $11.4 million.

    For further information concerning the Company's rental obligations under its long-term leases, reference is made to the information set forth in Note 5 of "Notes to Financial Statements".

    All of the stores are air conditioned, concrete block structures, with a contiguous warehouse. Store sites have been selected after consideration of such factors as the geographic size of the market area, traffic patterns, population density, average family income and existing competition.

    The executive and administrative offices of the Company and its central distribution facility are located in Miami Lakes, Florida, on 8.87 acres of land owned by the Company. The facilities, which were built to the Company's specifications, comprise approximately 40,000 square feet of office space and approximately 163,000 square feet of distribution and warehousing space.

    Approximately 92,000 square feet of office and warehouse space is collateral for an industrial revenue bond due in 2001, with a principal balance of approximately $ 1.0 million at February 3, 1996.

ITEM 3.  LEGAL PROCEEDINGS

    On November 30, 1995 the Company announced that a Florida Circuit Court jury had returned a verdict of $13.8 million in favor of the Company in a case in which the Company alleged that its competitor, Service Merchandise Company, had tortiously interfered with the Company's business relationship and business rights at the Sawgrass Mills Shopping Center in Broward County, Florida. The Company had executed a letter of intent with the shopping center's landlord, had successfully negotiated a formal lease, but was unable to obtain execution of the formal lease by the landlord. The jury decided in favor of the Company in both of its theories: that the letter of intent was a binding contract with which Service Merchandise had intentionally interfered and that, at the very least, the letter of intent created a business relationship with which Service Merchandise had intentionally and wrongfully interfered. The trial judge has denied various post-trial motions and entered final judgment in favor of the Company. Service Merchandise has indicated that it will appeal from the final judgment.

     The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None - not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    The Company's Common Stock has been listed on the New York Stock Exchange (symbol: LUR) since December, 1994. The following table reflects the high and low sales prices based on the New York Stock Exchange and the American Stock Exchange.

                                   FISCAL 1996                       FISCAL 1995                        FISCAL 1994
- ---------------------------------------------------------------------------------------------------------------------------
First Quarter High-Low      $8 7/8           $6                $14 7/8         $8 7/8            $13 3/4            $10 1/4

Second Quarter High-Low     $7 3/8           $5 3/4            $ 9 7/8         $7 5/8            $13                $10 1/2

Third Quarter High-Low      $7 1/4           $5 1/8            $ 8 3/8         $6 5/8            $12 7/8            $11 1/4

Fourth Quarter High-Low     $6 1/2           $4 1/8            $ 7 5/8         $6 1/8            $15 1/2            $10 3/4

Yearly High-Low             $8 7/8           $4 1/8            $14 7/8         $6 1/8            $15 1/2            $10 1/4
- ---------------------------------------------------------------------------------------------------------------------------

    The Company has followed the policy of reinvesting earnings in the business and consequently has not paid any cash dividends. At the present time, no change in this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of future existing conditions, including the Company's earnings, financial requirements, opportunities for reinvesting earnings, business conditions and other factors.

    On February 3, 1996, the number of shareholders of record of Common Stock and Class B Stock was 1,082 and 19, respectively. The Company's Class B Stock is not listed on the New York Stock Exchange or otherwise publicly traded.

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands except earnings per common share)

                                                                                         Years Ended
                                                           February 3,     January 28,    January 29,    January 30,     February 1,
                                                            1996 (1)          1995           1994           1993            1992
- ------------------------------------------------------------------------------------------------------------------------------------
SELECTED INCOME STATEMENT DATA
Net sales                                                    $173,272      $210,654       $242,281        $235,567        $207,581
Gross margin                                                   40,202        58,520         65,658          62,185          58,521
Restructuring charge                                               --            --          5,494              --              --
Income(loss) from operations                                  (24,833)          733          2,314           4,746           2,290
Net(loss) income                                              (18,972)          155          1,395           2,927             936
Earnings (loss) per common share                               $(3.50)         $.03           $.26            $.55            $.18

SELECTED BALANCE SHEET DATA
Current assets                                                $71,342      $ 98,381       $109,323        $107,826        $100,520
Current liabilities                                            46,307        52,375         53,964          50,816          46,656
Working capital                                                25,035        46,006         55,359          57,010          53,864
Total assets                                                  114,349       139,024        139,975         136,805         131,919
Long-term debt and obligations under capital leases               791           976          1,156           1,362           2,440
Shareholders' equity                                           64,797        83,778         83,572          81,680          78,639
Number of stores at end of fiscal year                             43            48             50              50              53
- ------------------------------------------------------------------------------------------------------------------------------------

(1) 53 week year

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the "Selected Financial Data" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this document.

GENERAL

    The jewelry and giftware retail industry historically has been cyclical, fluctuating with general economic cycles. During economic downturns, the jewelry and giftware retail industry tends to experience greater declines than the general economy. Management believes that the industry is significantly influenced by economic conditions generally and particularly by consumer behavior and confidence, the level of personal discretionary spending, interest rates and consumer credit availability. Jewelry and giftware purchases are generally discretionary and are often deferred during times of economic uncertainty.

     In view of the intense promotional environment of the Company's business, as well as a generally weak retail environment, management has devised a strategy which includes the following: (i) limited unit growth for the new fiscal year; (ii) reduction of advertising expenditures; (iii) a reduction on a store by store basis, of controllable expenses; (iv) a transitioning from a catalog showroom retailer to a jewelry, giftware and kitchenware retailer; and
(v) entering into a sale-leaseback arrangement with respect to its three owned stores.

     The Company operated eleven superstores, 31 catalog showrooms and one jewelry mall store as of the fiscal year ended February 3, 1996. The Company opened two superstores and closed six catalog showrooms and one jewelry mall store during fiscal 1996.

RESULTS AND OPERATIONS

     The following table sets forth the Company's results of operations expressed as a percentage of net sales for the periods indicated:

                                                                                      PERCENT OF NET SALES
                                                                                       FISCAL YEARS ENDED

                                                                       FEBRUARY 3,          JANUARY 28,       JANUARY 29,
                                                                           1996                1995              1994
                                                                      ---------------------------------------------------
Net sales ........................................................        100.0%               100.0%            100.0%
Cost of goods sold, buying and warehouse costs ...................         76.8                 72.2              72.9
                                                                      --------------       -------------    -------------
Gross margin......................................................         23.2                 27.8              27.1
Operating expenses................................................         37.5                 27.5              23.9
Restructuring charge..............................................           --                   --               2.2
                                                                      --------------       -------------    -------------
Income (loss) from operations.....................................        (14.3)                  .3               1.0
Interest, expense, net............................................           .6                   .2                --
                                                                      --------------       -------------    -------------
Income (loss before income taxes).................................        (14.9)                  .1               1.0
                                                                      --------------
Provision for income taxes........................................          4.0                   .0                .4
                                                                      --------------       -------------    -------------
Net income (loss).................................................        (10.9)%                 .1%               .6%
                                                                      ==============       =============    =============
Change in same store sales(1).....................................        (11.2)               (13.0)              6.3
                                                                      ==============       =============    =============

     (1) Same store sales are calculated by excluding the net sales of a store for any month of one period if the store was not open during the same month of the prior period. A store opened at any time during a month is deemed to have been opened on the first day of that month.

COMPARISON OF FISCAL 1996 TO FISCAL 1995

     Net Sales. Net sales for fiscal 1996 were approximately $173.3 million, a decrease of 17.7% from fiscal 1995 and 11.2% decrease on a same store basis. The Company believes that the lower net sales were the result of closing stores, softening demand in catalog showroom stores, strong competition in the general merchandise categories and a generally weak retail environment. The Company's business is highly seasonal, with a significant portion of its sales occurring in the fourth quarter. Fourth quarter net sales accounted for 40.6% and 41.1% of total net sales in fiscal 1996 and fiscal 1995, respectively. Fourth quarter sales for fiscal 1996 decreased 18.6% when compared to fourth quarter of fiscal 1995. During fiscal years 1996 and 1995, jewelry sales represented 40.0% and 37.0%, respectively, of the Company's overall sales. The Company believes that jewelry sales as a percent of total sales will continue at approximately the current rate in the next fiscal year. The impact of inflation on sales was not significant. In fiscal 1996 the effect of the 53rd week is not deemed significant.

     Gross Margins. The Company's gross margin varies depending on individual product margins, the overall sales mix and the aggressiveness of sales promotions. Gross margins decreased in fiscal 1996 to 23.2% from 27.8% in the prior year primarily due to merchandise from closed stores being discounted, reduced purchases of new lines because of the efforts to reduce the overall inventory levels, increased cost of inventory acquisition due to reduced purchases without concomitant reduction in purchasing and distribution departments and increased promotional activity.

     Operating Expenses. The Company's operating expenses increased $7.2 million in fiscal 1996 to 37.5% from 27.5% in fiscal 1995. This percentage increase was primarily due to decreased net sales, as well as an increase in net advertising expense of approximately $5.8 million mainly due to decreased cooperative advertising.

     Restructuring Charge. In the fourth quarter of 1994, the Company recorded a $5.5 million restructuring charge to implement its superstore strategy. The restructuring charge covered the replacement of twelve existing showrooms with jewelry and gift superstores and the closing of one showroom and two jewelry mall stores. The charge includes the cost of retiring fixed assets, estimated lease liabilities and costs of closing the showrooms.

     In fiscal 1996, $2.2 million of the balance of the reserve was used to close or relocate six catalog showrooms and to close one jewelry mall store. The Company has included approximately $1.1 million in operating expense in fiscal year 1996 for closed stores.

     The Company also discontinued its annual merchandise catalog in fiscal year 1996.

     Interest Expense. Interest expense for fiscal 1996 was $1.1 million compared to $0.5 million in fiscal 1995, or a 120% increase, as a result of increased borrowings to fund operating activities.

     Net Loss. Net loss in fiscal 1996 was $19.0 million or $3.50 per share. The loss was due to lower net sales, reduced gross margins and increased operating and interest expenses.

COMPARISON OF FISCAL 1995 TO FISCAL 1994

     Net Sales. Net sales for fiscal year 1995 were approximately $211 million, a decrease of 13% from fiscal 1994 and a 13% decrease on a same store basis. The Company believes that the lower net sales were the result of reduced advertising expenditures, substantially reduced percent off promotions, increased competition and a softening consumer demand in the South Florida market. The Company's business is highly seasonal, with a significant portion of its sales occurring in the fourth quarter. Fourth quarter net sales accounted for 41.1% and 43.0% of total net sales in fiscal 1995 and fiscal 1994, respectively. Fourth quarter net sales for fiscal 1995 decreased 17% when compared to fourth quarter of fiscal 1994. The impact of inflation on sales was not significant.

     Gross Margin. Overall, gross margins increased in fiscal 1995 to 27.8% from 27.1% in the prior year, primarily due to substantially reduced percent off promotions. During fiscal years 1995 and 1994, jewelry sales represented 37.1% and 37.9%, respectively, of the Company's overall sales.

     Operating Expenses. In fiscal 1995 the Company's operating expenses as a percent of net sales increased to 27.5% from 23.9% [25.1% before one time insurance proceeds received in settlement for Hurricane Andrew] in fiscal 1994. Operating expenses decreased $3.0 million in fiscal 1995 compared to fiscal 1994 after adjusting for the insurance proceeds. The reduction in operating expenses was not sufficient to offset the decrease in sales and accordingly operating expenses as a percent of sales increased. Significant reductions were achieved in advertising, payroll and store expenses, which offset increases in occupancy and depreciation expenses. Preopening expenses were $.8 million in fiscal 1995.

     Restructuring Charge. During the fourth quarter of fiscal 1994, the Company closed one of its catalog showrooms (charging $.4 million against the restructuring reserve), opened two new superstores and remodeled an existing store to the new superstore format. During fiscal 1995, the Company opened five new superstores and closed six catalog showrooms and one jewelry mall store resulting in charge to the reserves of $2.8 million.

     Net Income. Net income in fiscal 1995 was $155,000 or $.03 per share. The lower net income was due primarily to lower net sales of $31.6 million, a 13.1% decrease, and operating expenses of 27.5% versus 23.9% in the prior year (25.1% after adjusting for the insurance proceeds) which offset the impact of higher gross margin rates. Net income in fiscal 1994 was $1.4 million, or $.26 per share.

FINANCIAL CONDITION

     The Company had cash and cash equivalents of $4.9 million at February 3, 1996 (fiscal year 1996), compared to $11.1 million at January 28, 1995 (fiscal year 1995). Working capital at February 3, 1996 was $25.0 million compared to $46.0 million at the end of the prior fiscal year. Net cash used by operating activities was approximately $3.7 million primarily due to the net operating loss of $19.0 million, and a decrease in accounts payable ($11.8 million) and partially offset by a decrease in inventory ($22.8 million). This compares to cash flow from operating activities of $8.7 million in fiscal 1995 due to a decrease in inventory and an increase in accounts payable partially offset by a decrease in accrued liabilities. In fiscal year 1994 $0.3 million was provided by operating activities and was principally an increase in inventory offset by an increase in accounts payable, accrued liabilities and restructuring expenses.

     Net Capital expenditures were approximately $2.2 million, $14.7 million and $7.9 million in fiscal 1996, 1995 and 1994, respectively. Capital expenditures are primarily made for land, buildings, leasehold improvements and furniture and fixtures for new and remodeled superstores. In fiscal 1996 two superstores were opened. In fiscal 1995, five superstores were opened. The planned capital expenditures for 1997 are approximately $6.0 million. The Company's management believes that cash provided by operating activities and access to the capital markets at competitive rates will be adequate to fund its capital expenditure requirements during the next fiscal year.

     Subsequent to the end of fiscal year 1996 the Company entered into a secured revolving credit arrangement providing up to $40.0 million. The line available to the Company is based on the value of inventory. The Company feels this line of credit is adequate for its working capital needs during the next fiscal year.

CHANGE IN SHAREHOLDERS' EQUITY

     All shares of Common Stock acquired by the Company are retired and returned to unissued stock in the year acquired.

NEW ACCOUNTING PRONOUNCEMENTS

     Adoption of Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets to be Disposed of" in fiscal 1996 has not had a significant impact on the Company's financial position or results of operation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Independent Auditors' Report .............................................   9

Management Report ........................................................  10

Balance Sheets ...........................................................  11

Statements of Operations .................................................  12

Statements of Shareholders' Equity .......................................  12

Statements of Cash Flows .................................................  13

Notes to Financial Statements ............................................  14

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
L. Luria & Son, Inc.
Miami Lakes, Florida

We have audited the accompanying balance sheet of L. Luria & Son, Inc. as of February 3, 1996, and the related statements of operations, cash flows and shareholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of L. Luria & Son, Inc. as of February 3, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Certified Publc Accountants
Miami, Florida

April 22, 1996


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
L. Luria & Son, Inc.

We have audited the accompanying balance sheet of L. Luria & Son, Inc. as of January 28, 1995, and the statements of operations, shareholders' equity and cash flows for each of the years on the two-year period ended January 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of L. Luria & Son, Inc. as of January 28, 1995, and the results of its operations and its cash flows for each of the years in the two-year period ended January 28, 1995 in conformity with generally accepted principles.

KPMG Peat Marwick LLP

March 24, 1995

To Our Shareholders:

The Management of L. Luria & Son, Inc. is responsible for the integrity and objectivity of the financial information presented in this Annual Report. Management has prepared the financial statements in accordance with generally accepted accounting principles, which involve the use of estimates and judgments where appropriate.

To meet its responsibility, management maintains a comprehensive system of internal controls to assure the proper authorization of transactions, the safeguarding of assets, and the reliability of the financial records. This system can provide only reasonable, not absolute, assurance that errors and irregularities can be prevented or detected. The concept of reasonable assurance is based on the recognition that the cost of a system of internal controls must be related to the benefits derived.

The Audit Committee of the Board of Directors, which consists of three members, is composed solely of members of the Board of Directors who are not officers or employees of the Company. The Audit Committee is responsible for the general oversight of the Company's system of internal control and financial reporting. The Committee consults regularly with management and meets as often as necessary with the independent accountants to review the scope and results of their work.

The accounting firm of Deloitte & Touche LLP has performed an independent audit of the Company's fiscal 1996 financial statements and has issued an unqualified opinion as to the fairness of the financial information contained therein.

L. Luria & Son, Inc.

BALANCE SHEETS
- --------------------------------------------------------------------------------
                                                                                                      FEBRUARY 3,        JANUARY 28,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                                                          1996                1995
                                                                                                         ----                ----
ASSETS
Current Assets
     Cash and cash equivalents                                                                          $4,941             $11,100
     Accounts receivable                                                                                 1,129               1,634
     Income tax receivable                                                                               3,392                   0
     Inventories                                                                                        60,087              82,931
     Prepaid expenses                                                                                    1,037               2,716
     Deferred taxes                                                                                        756                   0
                                                                                                      --------            --------
          Total current assets                                                                          71,342              98,381
                                                                                                      --------            --------

Property and Equipment
     Land                                                                                                7,033               7,033
     Buildings                                                                                          14,420              14,279
     Furniture and equipment                                                                            27,092              26,023
     Leasehold improvements                                                                             25,627              25,812
     Construction in progress                                                                              325                 340
                                                                                                      --------            --------
          Total                                                                                         74,497              73,487
                                                                                                      --------            --------
     Less accumulated depreciation                                                                     (36,194)            (33,058)
                                                                                                      --------            --------
          Property - net                                                                                38,303              40,429
                                                                                                      --------            --------
Deferred Taxes                                                                                           4,466                   0
Other assets                                                                                               238                 214
                                                                                                      --------            --------
          Total                                                                                       $114,349            $139,024
                                                                                                      ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable
          Trade                                                                                        $31,054             $43,397
          Other                                                                                          4,425               3,876
     Accrued liabilities                                                                                 7,004               4,361
     Taxes payable                                                                                       1,779                 535
     Current portion of long-term debt                                                                     206                 206
     Deferred taxes                                                                                      1,839                   0
                                                                                                      --------            --------
         Total current liabilities                                                                      46,307              52,375
                                                                                                      --------            --------
Long-term debt                                                                                             791                 976
Deferred taxes and other liabilities                                                                     2,454               1,895
Commitments and contingencies
Shareholders' equity
          Preferred stock, $1 par value, 5,000,000 shares authorized; no shares issued                      --                  --
          Common stock, $.01 par value, 14,000,000 shares authorized;
             4,100,274 shares issued and outstanding at February 3, 1996; and
             3,991,780 shares issued and outstanding at January 28, 1995                                    41                  39
          Class B common stock $.01 par value 6,000,000 shares authorized;
             1,346,634 shares issued and outstanding at February 3, 1996; and
             1,434,534 shares issued and outstanding at January 28, 1995                                    13                  14
Additional paid-in capital                                                                              18,220              18,230
Retained earnings                                                                                       46,523              65,495
                                                                                                      --------            --------
          Total shareholders' equity                                                                    64,797              83,778
                                                                                                      --------            --------
          Total                                                                                       $114,349            $139,024
                                                                                                      ========            ========

The accompanying notes to the financial statements are an integral part of these statements.

STATEMENTS OF OPERATIONS
- --------------------------------------------------------------------------------

                                                                                         Years Ended
                                                             ----------------------------------------------------------------
(Dollars in thousands -                                            February 3,           January 28,              January 29,
except earnings (loss) per common share)                              1996                  1995                     1994
- -----------------------------------------------------------------------------------------------------------------------------
Net sales                                                           $173,272              $210,654                 $242,281
Cost of goods sold, buying and warehousing costs                     133,070               152,134                  176,623
                                                                    --------              --------                 --------
Gross margin                                                          40,202                58,520                   65,658
Operating expenses                                                    65,035                57,787                   57,850
Restructuring charge                                                      --                    --                    5,494
                                                                    --------              --------                 --------
Income (loss) from operations                                        (24,833)                  733                    2,314
Interest expense - net                                                 1,096                   497                       79
                                                                    --------              --------                 --------
Income (loss) before income taxes                                    (25,929)                  236                    2,235
Provision (benefit) for income taxes                                  (6,957)                   81                      840
                                                                    --------              --------                 --------
Net income (loss)                                                   $(18,972)             $    155                 $  1,395
                                                                    ========              ========                 ========
Earnings (loss) per common share                                    $  (3.50)             $    .03                 $    .26
                                                                    ========              ========                 ========

The accompanying notes to the financial statements are an integral part of these statements.

STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                      Class B
                                               Common Stock        Common Stock      Additional                         Common
                                              ---------------     --------------       Paid-in        Retained         Stock in
(In thousands)                                Shares   Amount     Shares  Amount       Capital        Earnings         Treasury
- -------------------------------------------------------------------------------------------------------------------------------
Balance, January 30, 1993                     3,691    $  37      1,673    $  16      $  17,682      $  63,945          $     0
401(k) Plan contribution                          9                                         126
Conversion of Class B stock                     246        2       (246)      (2)
Treasury shares acquired                         (7)                                                                        (88)
Retirement of treasury stock                                                                (88)                             88
Stock Bonus Plan awards                           1                                          23
Stock Options exercised                          47                                         436
Net income                                                                                               1,395
                                              -----    -----      -----    -----      ---------      ---------          -------
Balance, January 29, 1994                     3,987    $  39      1,427    $  14      $  18,179      $  65,340          $     0
401(k) Plan contribution                         19                                         130
Conversion of Class B stock                      (8)                  8
Treasury shares acquired                         (7)                                                                        (92)
Retirement of treasury stock                                                                (92)                             92
Stock Bonus Plan awards                           1                                          13
Net income                                                                                                 155
                                              -----    -----      -----    -----      ---------      ---------          -------
Balance, January 28, 1995                     3,992    $  39      1,435    $  14      $  18,230      $  65,495          $     0
401(k) Plan contribution                         21                                         102
Conversion of Class B stock                      88        2        (88)      (1)
Treasury shares acquired                         (1)                                                                       (112)
Retirement of treasury stock                                                               (112)                            112
Stock Bonus Plan awards
Net loss                                                                                               (18,972)
                                              -----    -----      -----    -----      ---------      ---------          -------
Balance, February 3, 1996                     4,100    $  41      1,347    $  13      $  18,220       $ 46,523          $     0
                                              =====    =====      =====    =====      =========       ========          =======

The accompanying notes to the financial statements are an integral part of these statements.

STATEMENTS OF CASH FLOWS

                                                                                            Years Ended
                                                                  February 3,               January 28,               January 29,
(DOLLARS IN THOUSANDS)                                               1996                      1995                      1994
- ----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
     Net income (loss)                                          $   (18,972)                $     155                 $    1,395
     Adjustments to reconcile net income to net cash provided
        by operating activities:
         Depreciation and amortization                                3,982                     4,311                      3,933
         Deferred taxes (benefit)                                    (4,189)                      612                     (1,664)
         Stock contributions to benefit plans                           102                       130                        126
         Write-off disposed property against
            restructuring reserve                                     1,128                       268                         --
         Write-off for disposal of property                             297                        --                      2,081
         (Increase) decrease in other assets                            (24)                      130                        217
         (Increase) decrease in accounts receivable
            and income tax receivable                                (2,887)                      643                        351
         (Increase) decrease in inventories                          22,844                     4,539                     (9,570)
         (Increase) decrease in prepaid expenses                      1,679                      (511)                       235
         Increase (decrease) in accounts payable                    (11,794)                    3,847                      1,074
         Increase (decrease) in accrued liabilities,
                taxes payable and other liabilities                   4,125                    (5,419)                     2,090
                                                                -----------                 ---------                 ----------
Net cash provided by (used in) operating activities                  (3,709)                    8,705                        268
                                                                -----------                 ---------                 ----------

Cash flows from investing activities:
     Additions to property                                           (2,153)                  (14,700)                    (7,903)
                                                                -----------                 ---------                 ----------
Net cash used in investing activities                                (2,153)                  (14,700)                    (7,903)
                                                                -----------                 ---------                 ----------

Cash flows from financing activities:
     Borrowings under line of credit agreements                      24,700                    23,100                     16,500
     Repayments of borrowings
           under line of credit agreements                          (24,700)                  (23,100)                   (16,500)
     Repayments of long-term debt                                      (185)                     (197)                      (223)
     Stock plan activity                                                 --                        13                        459
     Treasury shares acquired                                          (112)                      (92)                       (88)
                                                                -----------                 ---------                 ----------
Net cash provided by (used in) financing activities                    (297)                     (276)                       148
                                                                -----------                 ---------                 ----------
Net decrease in cash and cash equivalents                            (6,159)                   (6,271)                    (7,487)
Cash and cash equivalents, beginning of year                         11,100                    17,371                     24,858
                                                                -----------                 ---------                 ----------
Cash and cash equivalents, end of year                          $     4,941                 $  11,100                 $   17,371
                                                                ===========                 =========                 ==========

Supplemental disclosures of cash flow information
     Cash paid during the year for:
         Interest (net of amounts capitalized)                  $     1,207                 $     740                 $      252
         Income taxes paid (refunded)                           $    (1,017)                $   1,224                 $    3,320
                                                                ===========                 =========                 ==========

The accompanying notes to the financial statements are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)
YEARS ENDED FEBRUARY 3, 1996, JANUARY 28, 1995 AND JANUARY 29, 1994

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL - L. Luria & Son, Inc. (the "Company") operates in a single business segment, the specialty discount retail industry. The Company reports on a 52-53 week year ending the Saturday nearest January 31. Fiscal year 1996 consisted of 53 weeks and 1995 and 1994 consisted of 52 weeks. The Company sells a broad line of jewelry, watches, kitchenware, and giftware merchandise. In addition, the Company sells housewares, small appliances, consumer electronics, home furnishings, luggage, cameras and other merchandise.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities during the reported period. Actual results could differ from those estimates.

     CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     INVENTORIES - Inventories are stated at the lower of FIFO (first in, first out) cost or market.

     PROPERTY AND EQUIPMENT - Property is stated at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets, or where applicable, the terms of the respective leases, as follows:

     Buildings..........................   30 - 45 years
     Leasehold improvements.............   10 years
     Furniture and equipment............   10 years
     Computer and office equipment......    5 years

     Interest on borrowed funds is capitalized during construction of property. During the fiscal years ended February 3, 1996, January 28, 1995 and, January 29, 1994, $44, $97, and $11 of interest was capitalized, respectively.

     ADVERTISING AND START-UP COSTS - Advertising costs are charged to expense when incurred. The Company and its vendors participate in cooperative advertising programs in which the vendors reimburse the Company for a portion of advertising costs. Advertising expense, net of vendor reimbursements, for fiscal years 1996, 1995 and 1994 were $12,968, $7,138 and $9,366, respectively. Costs related to the opening of new stores are charged to operations in the fiscal year to which they pertain.

     INCOME TAXES - The company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions, as well as net operating loss carryforwards, tax credits and other tax benefits. A valuation reserve is recognized to reduce net deferred tax assets to amounts that are more likely than not to be realized. At February 3, 1996 and January 28, 1995, the Company recorded a net deferred tax asset of $2,294 and net deferred tax liability of $1,895, respectively. No valuation allowance has been recorded against the February 3, 1996 net deferred tax asset because management believes that it is more likely than not that the assets will be realized based on projected profitability and other specific transactions.

     EARNINGS PER COMMON SHARE - Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock and Class B common stock ("Class B stock") outstanding during the year. The weighted average number of shares used in the computations were 5,417,000, 5,410,000 and 5,380,000 for fiscal years ended 1996, 1995 and 1994, respectively. Option shares are antidilutive, therefore they have not been included for earnings per share calculations.

     NEW ACCOUNTING PRONOUNCEMENTS -The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" which established accounting standards for the impairment of long-lived assets and certain identifiable intangibles related to those assets to be held and used and for disposal of long-lived assets and certain intangibles. Long-lived assets and certain identifiable intangibles to be held and used by a company are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and certain identifiable intangibles to be disposed of are to be reported generally at the lower of the carrying cost amount or fair value less cost to sell. Adoption of SFAS No. 121 did not have a significant impact on the Company's financial position or results of operations.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - SFAS No. 107, "Disclosure About Fair Value of Financial Instruments" requires disclosure of the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the Balance Sheet of the Company, for which it is practical to estimate the fair value. There are no significant differences in the carrying value and the fair value of the financial instruments reported on the Balance Sheets presented.

     RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with current year presentation.

2.   INVENTORIES

     Inventories at February 3, 1996 and January 28, 1995 are summarized as follows:

                                                  1996          1995
                                                  ----          ----
     Jewelry...............................     $32,620       $43,067
     General Merchandise...................     $27,467        39,864
                                                -------       -------
     Total................................      $60,087       $82,931
                                                =======       =======

     The Company allocates certain buying and warehousing costs to its inventories in order to match these costs with related revenues. During fiscal years 1996, 1995 and 1994, allocated buying and warehousing costs amounted to $7,411, $7,495, and $7,070, respectively. Buying and warehousing costs remaining in inventory at February 3, 1996 and January 28, 1995 were approximately $4,386 and $4,708, respectively.

3.    RESTRUCTURING CHARGE

      The Company recorded a restructuring charge of $5,494 in the fourth quarter of 1994 to support the implementation of its superstore strategy. The charge covers the cost of replacing twelve existing showrooms with superstores and the closing of one showroom and two jewelry mall stores. The components of the charge include the cost of retiring fixed assets, estimated lease liabilities and the cost of closing the showrooms and jewelry stores. During the fourth quarter of 1994, the Company closed one of its catalog showrooms (charging $410 against the restructuring reserve), opened two new superstores and remodeled an existing store to the new superstore format. During fiscal 1995, the Company opened five new superstores and closed six catalog showrooms and one jewelry mall store resulting in a charge to the reserve of $2,835. Approximately $2,185 of the reserve was charged in fiscal year 1996 to close or relocate seven catalog showrooms and to close one jewelry mall store. The Company has included approximately $1.1 million in operating expenses in fiscal year 1996 for closed stores.

     The Company's restructuring charge was based on a series of estimates, and the final actual costs could vary from these estimates, depending on certain factors, principally the Company's ability to sublease, assign or sell closed locations on acceptable terms.

4.   INCOME TAXES

     The components of the provision for income taxes are as follows:

                                   Fiscal Years Ended
                            1996          1995          1994
                            ----          ----          ----
Current
   Federal                $(3,094)     $   (501)      $ 2,179
   State                      325           (30)          325
                          -------      --------       -------
       Total               (2,769)         (531)        2,504
                          -------      --------       -------
Deferred                   (4,188)          612        (1,664)

       Total              $(6,957)     $     81       $   840
                          =======      ========       =======

A reconciliation of the Federal statutory rate and the Company's effective tax rate is as follows:

                                   Fiscal Years Ended
                            1996          1995          1994
                            ----          ----          ----

US federal tax rate        (35.0)%        34.0%         34.0%
Effect of:
   State income taxes,
   net of federal
   Income tax benefit        3.9           6.3           3.6
   Graduated rate benefit    1.0          (5.3)           --
   Other                     3.3           (.7)           --
                            ----          ----          ----
Effective tax rate         (26.8)%        34.3%         37.6%
                            ====          ====          ====

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at February 3, 1996 are presented as follows:

                                                                     February 3,               January 28,
                                                                        1996                       1995
                                                                     -----------               -----------
Deferred tax assets:

   Excess of financial statement basis in reserves over tax            $  756                    $ 1,019
   Carryforward tax benefits                                            4,466
                                                                       ------                    -------
       Total gross deferred tax assets                                 $5,222                    $ 1,019
                                                                       ------                    -------

Deferred tax liabilities:

   Property, plant & equipment                                         $1,089                    $ 1,465
   Inventory costs                                                      1,431                      1,271
   Other                                                                  408                        178
                                                                       ------                    -------
       Total gross deferred tax liabilities                            $2,928                    $ 2,914
                                                                       ------                    -------
       Net deferred tax asset (liability)                              $2,294                    $(1,895)
                                                                       ======                    =======

5.   LEASES AND RELATED PARTY TRANSACTIONS

     Substantially all of the Company's stores and certain equipment are leased under long-term leases and accounted for as operating leases. Two of the stores are leased from related parties. Total rental expense is as follows:

                               Fiscal Years Ended
                           1996       1995       1994
                           ----       ----       ----
Related parties          $   205     $  152     $  198
Other                     11,156      8,385      8,290
                         -------     ------     ------
Total                    $11,361     $8,537     $8,488
                         =======     ======     ======

     Future minimum payments on all non-cancelable operating leases in effect at February 3, 1996 are as follows:

                         Related
                          Party
Fiscal Year              Leases         Other         Total
- ------------------------------------------------------------
1997                      $205         $ 7,131       $ 7,336
1998                       205           6,416         6,621
1999                       134           6,119         6,253
2000                        --           5,839         5,839
2001                        --           5,548         5,548
Thereafter                  --          42,299        42,299
- ------------------------------------------------------------
Total                     $544         $73,352       $73,896
                          ====         =======       =======
16

     Certain leases are on a net rental basis and include real estate taxes, insurance and other items as additions to the minimum annual rental. Certain other leases include provisions for additional rentals based on gross annual sales in excess of stipulated amounts and increases for real estate taxes, insurance and other items which exceeded amounts stated in the leases. Contingent rent expense was immaterial. The majority of the leases are renewable at slightly escalated rates at the Company's option.

6.   EMPLOYEE BENEFIT PLANS

     In 1981, the Board of Directors and shareholders adopted a Stock Option Plan (the "Plan") granting options to purchase in the aggregate 203,000 shares of Common Stock to officers and key employees of the Company at the discretion of the Compensation and Stock Option Committee of the Board of Directors. In July, 1987, the Plan was amended to provide for grants of both incentive stock options and non-qualified stock options. All option shares become exercisable in part beginning two years after date of grant and the term of such options does not exceed ten years from the date of grant. The Plan expired in October 1991. In 1992, the Board of Directors and shareholders approved the 1992 Stock Option Plan (the "1992 Plan") granting options to purchase an aggregate of up to 350,000 shares of Common Stock to officers and key employees of the Company at the discretion of the Compensation and Stock Option Committee of the Board of Directors. The terms and conditions of the 1992 Plan are essentially the same as the Plan. Options are exercisable at the discretion of the Compensation and Stock Option Committee of the Board of Directors. Certain option shares granted become exercisable in part beginning two years after the date of grant while other option shares granted are excercisable one year from the date of grant. In 1993, the Board of Directors and shareholders approved an increase to 500,000 in the number of shares of Common Stock reserved for grant under the 1992 Plan and approved the Directors Stock Option Plan ("Directors Plan"). The Directors Plan grants to non-employee Directors options to purchase an aggregate of up to 70,000 shares of Common Stock. Options are granted at the fair market value at date of grant. The Directors Plan provides for the annual issuance of options to purchase 1,000 shares to each Director after each annual meeting provided the Company recognizes a net profit during the preceding fiscal year. In 1996, the Board of Directors approved the 1996 Stock Option Plan (the "1996 Plan") granting options to purchase an aggregate of up to 500,000 shares of Common Stock to officers and key employees of the Company at the discretion of the Compensation and Stock Option Committee of the Board of Directors. The terms and conditions of the 1996 Plan are essentially the same as The Plan. Options are excercisable at the discretion of the Compensation and Stock Option Committee of the Board of Directors. The options which have been granted under the 1996 Plan become excercisable immediately after the date of grant.

Changes in the number of shares subject to option and option prices are summarized as follows:

                                   Number
                                 of Shares      Option Prices
- -------------------------------------------------------------

Balance, January 30, 1993         297,500      $ 6.75 - 9.125
     Granted                       72,500      $11.00 - 12.75
     Expired/Canceled             (25,004)     $ 6.75 - 9.125
     Exercised                    (47,461)     $ 6.75 - 7.875
Balance, January 29, 1994         297,535      $ 6.75 - 12.75
     Granted                      120,000      $ 7.50 - 9.625
     Expired/Canceled             (22,500)     $ 9.25 -11.875
Balance, January 28, 1995         395,035      $ 6.75 - 12.75
     Granted                      557,000      $4.375 - 7.125
     Expired/Canceled            (196,668)     $6.125 - 12.75

- -------------------------------------------------------------
Balance, February 3, 1996         755,367
- -------------------------------------------------------------

Available for future grant
     At February 3, 1996          278,000
- -------------------------------------------------------------

     The Stock Bonus Plan (the "Bonus Plan") authorizes awards in the aggregate of 100,000 shares of Common Stock to officers and key employees of the Company at the discretion of the Compensation and Stock Option Committee of the Board of Directors. This Bonus Plan, which expires on April 1, 1999, provides that shares of Common Stock awarded to any employee shall be delivered to such employee in equal yearly installments for a period of three years commencing two years after the date of such award. In fiscal 1990, stock awards for an aggregate of 8,500 shares of Common Stock were made under the Bonus Plan, of which awards for 4,000 shares have expired and the remaining 4,500 shares were distributed. In fiscal 1996 a stock award was made for 5,000 shares of Common Stock under the Bonus Plan.

     On September 20, 1991, the Board of Directors approved a formula for awarding a bonus to the President (the "President's Bonus") which authorizes a bonus to be awarded to the President in the event that the Company's profit before taxes is equal to or greater than $5,000. The formula is effective for five (5) fiscal years beginning February 2, 1992.

     The Company has a Tax Deferred Savings Plan (the "401(k) Plan") which covers substantially all full-time employees with over one year of service. Contributions to the 401(k) Plan are at the discretion of the Board of Directors. In fiscal 1996, 1995 and 1994, 21,394, 18,756, and 8,804 of the
Company's shares of Common Stock were contributed to the 401(k) Plan, respectively.

7.   LONG-TERM DEBT

     An industrial revenue bond is payable in annual principal installments of $150 plus monthly interest payments at market rates which approximate 65% of the prime rate. The industrial revenue bond is collateralized by property with a carrying value at February 3, 1996 of approximately $2,800, representing the Company's executive offices, central warehouse and certain land.

     Future maturities of long-term debt outstanding at February 3, 1996 are as follows:

   Fiscal Year                                      Amount
   -----------                                      ------

     1997                                           $  150
     1998                                              150
     1999                                              150
     2000                                              150
     2001                                              150
     2002 and thereafter                               226
                                                    ------
     Total                                          $  976
                                                    ======

     During fiscal year 1996, the Company had available $40 million under two lines of credit with interest payable at LIBOR plus a margin based on a formula not to exceed 1%. As of February 3, 1996, no amounts were outstanding under the lines of credit. The new line of credit contains certain covenants regarding net worth and other operating measures. One of the revolving lines of credit expired in January 1996 and included certain restrictive covenants regarding financial ratios. The Company terminated the remaining line of credit in February 1996 and entered into a new $40 million secured facility. The amount available under the new revolving line is based on the value of inventory.

8.   SHAREHOLDERS' EQUITY

     The Company offers terminating participants of the Tax Deferred Savings Plan the ability to sell their shares of the Company's Common Stock to the Company at the market price. Any shares which are repurchased by the Company are returned to authorized but unissued in the fiscal year acquired. During fiscal 1996, 1995 and 1994 terminating participants' shares acquired were approximately 1,000, 7,000 and 7,000 shares respectively.

     The Class B Stock differs from the outstanding Common Stock in certain ways. Holders of Class B Stock are entitled to ten votes per share on each matter that is submitted to shareholders for approval and entitled to elect 75% of the Board of Directors. The Common Stock is entitled to a cash dividend preference, such that each share of Class B Stock will be entitled to 90% of any cash dividend to which each share of Common Stock is entitled, in the event a cash dividend is declared.

9.   HURRICANE EVENT

     The Company's operations including sales, margin and expenses, were impacted by Hurricane Andrew, which struck South Florida in August, 1992. The Company filed a claim under its business interruption insurance policy for profits lost as a result of the effects of the hurricane. During fiscal year 1994, the Company received approximately $1,200 in full settlement of the claim, which is included as an offset to operating expenses.

     In addition, during fiscal year 1994, the Company received approximately $790 representing the excess of the insurance proceeds over the book value of the property destroyed and additional costs incurred as a result of the hurricane. The Company also obtained a $1,000 settlement in connection with the delay in the reconstruction of a store destroyed by the hurricane. These amounts are also included as offsets to operating expenses in the financial statements.

10.  COMMITMENTS AND CONTINGENCIES

     On November 30, 1995 the Company announced that a Florida Circuit Court jury had returned a verdict of $13.8 million in favor of the Company in a case in which the Company alleged that its competitor, Service Merchandise Company, had tortiuously interfered with the Company's business relationship and business rights at the Sawgrass Mills Shopping Center in Broward County, Florida. The Company had executed a letter of intent with the shopping center's landlord, had successfully negotiated a formal lease, but was unable to obtain execution of the formal lease by the landlord. The jury decided in favor of the Company in both of its theories: that the letter of intent was a binding contract with which Service Merchandise had intentionally interfered and that, at the very least, the letter of intent created a business relationship with which Service Merchandise had intentionally and wrongfully interfered. The trial judge has denied various post-trial motions and entered final judgment in favor of the Company. Service Merchandise has indicated that it will appeal from the final judgment. No award amount has been reflected in the financial statements.

     The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial condition of the Company.

11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except earnings (loss) per common share)

Fiscal Year                                                First            Second            Third            Fourth
February 3, 1996                                          Quarter           Quarter          Quarter           Quarter
- ------------------------------------------------------------------------------------------------------------------------

Net sales                                                 $37,902          $33,840           $31,150           $70,380
Gross margin                                               11,049            9,328             6,220            13,605
Net income (loss)                                            (982)          (1,954)           (5,285)          (10,751)
Earnings (loss) per common share                          $  (.18)         $  (.36)          $  (.97)          $( 1.99)

Fiscal Year                                                First            Second            Third            Fourth
January 28, 1995                                          Quarter           Quarter          Quarter           Quarter
- ------------------------------------------------------------------------------------------------------------------------

Net sales                                                 $44,201          $42,303           $37,697           $86,453
Gross margin                                               12,561            9,881            10,764            25,314
Net income (loss)                                            (310)          (1,528)           (1,533)            3,526
Earnings (loss) per common share                          $  (.06)         $  (.28)          $  (.28)          $   .65

     The fiscal 1996 fourth quarter loss included a reduction in gross margin of $11,700. This reduction was principally attributable to a $4,700 loss of gross profit on reduced volume, shrinkage and inventory valuation adjustments of approximately $3,000, and lower gross margin on realized sales due to increased promotional activity.

     Advertising in the fourth quarter was $2,900 higher in fiscal 1996 than the same period in fiscal 1995. In the fourth quarter of fiscal 1996 the Company included $1,090 as additional operating expense for closed stores.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information relating to the change in the Company's accountants is incorporated by reference from the Current Report on Form 8-K, as amended by Form 8-K/A, filed with the Commission on December 13, 1995 and December 20, 1995, respectively.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information to be included in this section will be contained in the Company's definitive proxy materials and incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information to be included in this section will be contained in the Company's definitive proxy materials and incorporated herein by reference. The information included in the Proxy Statement pursuant to Rule 401(i), (k) and (l) is not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information to be included in this section will be contained in the Company's definitive proxy materials and incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information to be included in this section will be contained in the Company's definitive proxy materials and incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)                Financial Statements

                                     Reference is made to the Index set forth on
                      page 8 of this Annual Report on Form 10(k).

(a)(2)                Financial Statement Schedules

                                     None

(a)(3)                Exhibits

3(a) Restated Articles of Incorporation (incorporated by reference to Exhibit 3(a) of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1987).

3(b) By-Laws, as amended (incorporated by reference to Exhibit (3(a) of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1987).

10(a) Loan and Security Agreement by and between L. Luria & Son, Inc. and Foothill Capital Corporation dated as of February 22, 1996.

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

10(g)(4)              1996 Stock Option Plan.

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

10(m)                 Employment Agreement with Gerald Nathanson.

21.                   Subsidiaries of Registrant.

23(a)                 Consent of Deloitte & Touche LLP

23(b)                 Consent of KPMG Peat Marwick LLP

27.1                  Financial Data Schedule

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

          10(g)(4)    1996 Stock Option Plan.

          10(h)       Stock Bonus Plan of the Company.

          10(i)(1) 1991 Discretionary Bonus Formula for the President of the Company.

          10(j)       1993 Directors' Stock Option Plan.

          10(m)       Employment Agreement with Gerald Nathanson.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   L. LURIA & SON, INC.

                                                   By: /s/ GERALD NATHANSON
                                                       -------------------------
                                                       Gerald Nathanson,
                                                       Chief Executive Officer

Dated: April 30, 1996

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE AND TITLE                                 DATE

      /s/ LEONARD LURIA                                           April 30, 1996
      ------------------------------------------
      LEONARD LURIA, Chairman of the Board

      /s/ GERALD NATHANSON                                        April 30, 1996
      ------------------------------------------
      GERALD NATHANSON, Chief Executive Officer
      and Director

      /s/ PETER LURIA                                             April 30, 1996
      ------------------------------------------
      PETER LURIA, President, Chief Operating
      Officer and Director

      /s/ THOMAS A. FLOERCHINGER                                  April 30, 1996
      ------------------------------------------
      THOMAS A. FLOERCHINGER, Senior Vice President, Chief
      Financial Officer and Principal Accounting Officer

                                   SIGNATURES

                   SIGNATURE AND TITLE                                 DATE

       /s/ HARRY J. DIVEN, JR.                                    April 30, 1996
       -----------------------------------------
       HARRY J. DIVEN, JR., Director

       /s/ SYDNEY A. LURIA                                        April 30, 1996
       -----------------------------------------
       SYDNEY A. LURIA, Director

       /s/ EDWIN D. MARKS                                         April 30, 1996
       -----------------------------------------
       EDWIN D. MARKS, Director

                                                                  April __, 1996
       -----------------------------------------
       JORGEN PETERSEN, Director

                                                                  April __, 1996
       -----------------------------------------
       JEREMY SERWER, Director

       /s/ CYNTHIA COHEN TURK                                     April 30, 1996
       -----------------------------------------
       CYNTHIA COHEN TURK, Director

                                  EXHIBIT INDEX

      10(a) Loan and Security Agreement by and between L. Luria & Son, Inc. and Foothill Capital Corporation dated as of February 22, 1996.

      10(g)(4)        1996 Stock Option Plan.

      10(m)           Employment Agreement with Gerald Nathanson.

      21              Subsidiaries of Registrant.

      23(a)           Consent of Deloitte & Touche LLP.

      23(b)           Consent of KPMG Peat Marwick, LLP

      27.1            Financial Data Schedule