Form 10-Q
period 1996-05-04
LURIA L & SON INC
filed 1996-06-14
CIK 277057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE THIRTEEN WEEKS ENDED MAY 4, 1996

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________ to __________________

                         Commission file number: 1-8057

                              L. LURIA & SON, INC.
             (Exact name of registrant as specified in its charter)

        FLORIDA                                         59-0620505
(State of incorporation)                    (I.R.S. Employee Identification No.)

5770 MIAMI LAKES DRIVE, MIAMI LAKES, FLORIDA              33014
 (Address of principal executive offices)               (Zip Code)

                                 (305) 557-9000
               Registrant's telephone number, including area code:

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

            Common stock, par value $.01 per share: 4,106,380 shares
                         outstanding as of May 31, 1996

            Class B stock, par value $.01 per share: 1,340,528 shares
                         outstanding as of May 31, 1996

                        This filing consists of 10 pages

                              L. LURIA & SON, INC.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
ITEM 1.      FINANCIAL STATEMENTS

             Condensed Balance Sheets - May 4, 1996 (Unaudited),
             April 29, 1995 (Unaudited), and February 3 , 1996..............  3

             Condensed Statements of Operations (Unaudited), for
             the thirteen weeks ended May 4, 1996 and April 29, 1995........  4

             Condensed Statements of Cash Flows (Unaudited), for
             the thirteen weeks ended May 4, 1996 and April 29, 1995........  5

             Notes to Condensed Financial Statements........................  6

ITEM 2.      Management's discussion and Analysis of Financial
             Condition and Results of Operations............................  7

                                   PART II - OTHER INFORMATION

ITEM 6.      Exhibits and Reports on Form 8-K...............................  9


             Signatures.....................................................  10

Item 1.  Financial Statements

                              L. LURIA & SON, INC.
                            CONDENSED BALANCE SHEETS

(IN THOUSANDS)

                                                                              MAY 4,     APRIL 29,   FEBRUARY 3,
ASSETS                                                                         1996        1995         1996
                                                                           ----------- ------------  -----------
                                                                           (unaudited) (undaudited)
Current assets:
 Cash and cash equivalents                                                   $  1,454   $  1,124     $  4,941
 Accounts receivable                                                            1,212      1,402        1,129
 Income tax receivable                                                          3,392          0        3,392
 Inventories                                                                   60,049     83,750       60,087
 Prepaid expenses                                                               2,604      2,976        1,037
 Deferred taxes                                                                   756          0          756
                                                                             --------   --------     --------
Total current assets                                                           69,467     89,252       71,342
Property, net                                                                  37,611     40,055       38,303
Deferred taxes                                                                  6,071          0        4,466
Other assets                                                                      143        222          238
                                                                             --------   --------     --------
Total assets                                                                 $113,292   $129,529     $114,349
                                                                             ========   ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term bank borrowing                                                  $ 19,860   $ 18,800     $      0
  Accounts payable and accrued liabilities                                     25,927     24,792       44,262
  Deferred taxes                                                                1,839          0        1,839
  Current portion of long-term debt                                               206        206          206
                                                                             --------   --------     --------
Total current liabilities                                                      47,832     43,798       46,307
                                                                             --------   --------     --------
Long-term debt                                                                    805        939          791
Deferred taxes and other liabilities                                            2,520      1,995        2,454

Shareholders' Equity:
  Preferred stock: $1 par value, 5,000,000 shares authorized;
  no shares issued                                                                 --         --           --
  Common stock:
  Common: $.01 par value, 14,000,000 shares authorized;
  4,106,380 shares issued and outstanding at May 4, 1996,
  4,011,024 shares issued and outstanding at April
  29, 1995; and 4,100,274 issued and outstanding at
  February 3, 1996                                                                 41         39           41
Class B: $ .01 par value, 6,000,000 shares authorized;
  1,340,528 shares issued and outstanding at May 4, 1996; 1,415,534 shares issued and outstanding at April 29, 1995 and 1,346,634 shares issued and
  outstanding at February 3, 1996                                                  13         14           13
Additional paid-in capital                                                     18,220     18,230       18,220
Retained earnings                                                              43,861     64,514       46,523
                                                                             --------   --------     --------
Total shareholders' equity                                                     62,135     82,797       64,797
                                                                             --------   --------     --------
Total liabilities and shareholders' equity                                   $113,292   $129,529     $114,349
                                                                             ========   ========     ========

See accompanying notes to condensed financial statements.

                              L. LURIA & SON, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    THIRTEEN WEEKS  THIRTEEN WEEKS
                                                        ENDED            ENDED
(in thousands, except loss per common share)         MAY 4, 1996    APRIL 29, 1995
                                                    --------------  --------------
Net Sales                                              $ 29,369        $ 37,902
Cost of goods sold, buying and warehousing costs         21,061          26,853
                                                       --------        --------
Gross margin                                              8,308          11,049
Operating expenses                                       12,305          12,436
                                                       --------        --------
Loss from operations                                     (3,997)         (1,387)
Interest income (expense) - net                            (270)           (185)
                                                       --------        --------
Loss before income tax benefit                           (4,267)         (1,572)
Income tax benefit                                       (1,605)           (590)
                                                       --------        --------
Net loss                                               $ (2,662)       $   (982)
                                                       ========        ========

Weighted average number of common shares outstanding      5,447           5,427
                                                       ========        ========

Loss per common share                                  $   (.49)       $   (.18)
                                                       ========        ========

See accompanying notes to condensed financial statements.

                              L. LURIA & SON, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(IN THOUSANDS)
                                                                                  THIRTEEN WEEKS   THIRTEEN WEEKS
                                                                                       ENDED            ENDED
                                                                                    MAY 4, 1996    APRIL 29, 1995
                                                                                  --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                             $ (2,662)        $   (982)
Adjustments to reconcile net loss to
 net cash used in operating activities:
   Depreciation                                                                         1,028            1,007
   Deferred tax (benefit)                                                                   0              100
   Decrease (Increase) in accounts receivable                                             (83)             231
   Decrease (Increase) in inventories                                                      38             (819)
   Decrease (Increase) in prepaid expenses                                             (1,567)            (260)
   Decrease (Increase) in other assets                                                 (1,510)              (8)
   (Decrease) Increase in accounts payable and accrued liabilities                    (18,269)         (27,377)
                                                                                     --------         --------
Net cash used in operating activities                                                 (23,025)         (28,108)
                                                                                     --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property                                                                 (336)            (631)
                                                                                     --------         --------

Net cash applied to investing activities                                                 (336)            (631)
                                                                                     --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowing under line of credit agreements                                           19,860           18,800
   Repayments of long-term debt                                                            14              (37)
   Treasury shares acquired                                                              --               --
                                                                                     --------         --------
Net cash provided by financing activities                                              19,874           18,763
                                                                                     --------         --------
Net decrease in cash and cash equivalents                                              (3,487)          (9,976)
Cash and cash equivalents, beginning of period                                          4,941           11,100
                                                                                     --------         --------
Cash and cash equivalents, end of period                                             $  1,454         $  1,124
                                                                                     ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)                                             $    271         $    121
   Income taxes                                                                      $      0         $    (49)

See accompanying notes to condensed financial statements.

                              L. LURIA & SON, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           FOR THE THIRTEEN WEEKS ENDED MAY 4, 1996 AND APRIL 29, 1995

GENERAL

The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with generally accepted accounting principles applicable to interim financial statements and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of L. Luria & Son, Inc. (the "Company"), the accompanying condensed financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of May 4, 1996 and April 29, 1995, and the results of its operations and cash flows for the periods ended May 4, 1996 and April 29, 1995. Furthermore, all adjustments were of a normal or recurring nature.

SEASONALITY

The results of operations for the thirteen weeks ended May 4, 1996 are not indicative of the results to be expected for the entire year because the Company's operations are seasonal.

ACCOUNTING POLICIES

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1996 L. Luria & Son, Inc. Annual Report, which is incorporated by reference in Form 10-K.

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

WORKING CAPITAL

The Company entered into a secured revolving credit arrangement providing up to $40.0 million. The line available to the Company is based on the value of inventory. Management believes this line of credit is adequate for its working capital needs during the fiscal year.

                              L. LURIA & SON, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

The following table sets forth for the periods indicated percentages which certain items reflected in the financial data bear to net sales of the Company:

                                                    RELATIONSHIPS TO NET SALES
                                                           PERIOD ENDED
                                                MAY 4, 1996       APRIL 29, 1995
                                                -----------       --------------
Net sales                                          100.0%             100.0%
Cost of goods sold, buying and
  warehousing costs                                 71.7               70.8
                                                   -----              -----
Gross margin                                        28.3               29.2
Operating expenses                                  41.9               32.9
                                                   -----              -----
Loss from operations                               (13.6)              (3.7)
Interest income (expense) net                        (.9)               (.5)
                                                   -----              -----
Loss before income tax                             (14.5)              (4.2)
Income tax benefit                                  (5.4)              (1.6)
                                                   -----              -----
Net loss                                            (9.1)%             (2.6)%
                                                   =====              =====

NET SALES

For the thirteen weeks ended May 4, 1996, net sales were $29,369,000, a 22.5% decrease compared to the same period last year. Comparable store sales decreased 16.4%. This year's first quarter sales were impacted by operating 43 stores vs. 45 stores in the same period last year, reduced advertising expenditures, and reduced inventory levels.

GROSS MARGINS

Gross margins as a percent of net sales for the first thirteen weeks of the current year decreased to 28.3% as compared to 29.2% for the prior year first quarter due to greater discounts and promoted products as the Company reduces its inventory in some significant categories in preparation for new product lines planned for the Fall of Fiscal 1997.

OPERATING EXPENSES

Operating expenses for the current quarter increased as a percent of net sales to 41.9% this year from 32.9% last year, due primarily to lower sales than last year. Operating expenses for the quarter were 1.0% below last year's operating expenses. Approximately $300,000 of carrying costs associated with previously closed stores has been charged to reserves established in fiscal year 1996. The Company currently operates eleven superstores, 31 catalog showrooms and one jewelry mall store.

                              L. LURIA & SON, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

INCOME TAX BENEFIT

The company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions, as well as net operating loss carryforwards, tax credits and other tax benefits. Income tax benefit for the thirteen-week period ended May 4, 1996 is estimated at 37.6% compared to last year's 37.5% rate for the quarter.

INVENTORIES

At May 4, 1996, inventory levels were $60.0 million versus the February 3, 1996 balance of $60.1 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $1.5 million at May 4, 1996 compared to $1.1 million at April 29,1995. Working capital at May 4, 1996 was $21.6 million compared to $45.4 million at April 29, 1995 and $25.0 million at February 3, 1996. Net cash used by operations during the quarter ending May 4,1996 was $23.0 million primarily due to the net operating loss of $2.7 million, a decrease in accounts payable of $18.3 million and an increase in assets and prepaids of $2.0 million.

In February, 1996 the Company entered into a revolving credit agreement secured by substantially all assets of the Company and providing up to $40.0 million. The amount of credit available under the line is based on the value of inventory. There were borrowings outstanding of approximately $19.9 million at May 4, 1996.

The Company believes that available lines of credit and access to the capital markets at competitive rates will be adequate to meet its working capital and capital expenditure requirements for fiscal year 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         b) There were no reports on Form 8-K filed for the thirteen-week period ended May 4, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  L. LURIA & SON, INC.

Date: June 13, 1996               /s/ GERALD NATHANSON
                                  -----------------------
                                  Gerald Nathanson
                                  Chief Executive Officer
                                  and Director

Date: June 13, 1996               /s/ THOMAS A. FLOERCHINGER
                                  ----------------------------------------------
                                  Thomas A. Floerchinger
                                  Senior Vice President, Chief Financial Officer
                                  and Principal Accounting Officer