Form 10-Q/A
period 1996-05-04
LURIA L & SON INC
filed 1996-07-24
CIK 277057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q/A


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibit 27 Financial Data Schedule
         b) There were no reports on Form 8-K filed for the thirteen-week period ended May 4, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  L. LURIA & SON, INC.

Date: July 24, 1996               /s/ GERALD NATHANSON
                                  -----------------------
                                  Gerald Nathanson
                                  Chief Executive Officer
                                  and Director

Date: July 24, 1996               /s/ THOMAS A. FLOERCHINGER
                                  ----------------------------------------------
                                  Thomas A. Floerchinger
                                  Senior Vice President, Chief Financial Officer
                                  and Principal Accounting Officer