Form 10-Q
period 1996-08-03
LURIA L & SON INC
filed 1996-09-17
CIK 277057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549
                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE THIRTEEN WEEKS ENDED AUGUST 3, 1996

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

                                Yes [ X ] No [ ]



            Common stock, par value $.01 per share: 5,446,485 shares
                        outstanding as of August 9, 1996

               Class B stock, par value $.01 per share: 423 shares
                        outstanding as of August 9, 1996


                        This filing consists of 11 pages

                              L. LURIA & SON, INC.



                                TABLE OF CONTENTS



                                   PART I - FINANCIAL INFORMATION                                    PAGE
                                                                                                     ----

ITEM 1.        FINANCIAL STATEMENTS

               Condensed Balance Sheets - August 3, 1996 (Unaudited),
               July 29, 1995 (Unaudited), and February 3, 1996.......................................3

               Condensed Statements of Operations (Unaudited), for
               the thirteen and twenty-six weeks ended August 3, 1996 and July 29, 1995..............4

               Condensed Statements of Cash Flows (Unaudited), for
               the twenty-six weeks ended August 3, 1996 and July 29, 1995...........................5

               Notes to Condensed Financial Statements...............................................6

ITEM 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations...................................................7

                                     PART II - OTHER INFORMATION

ITEM 4.        Submission to Matters of a Vote of Security Holders...................................9

ITEM 6.        Exhibits and Reports on Form 8-K......................................................10

Signatures...........................................................................................11



Item 1.  Financial Statements

                              L. LURIA & SON, INC.
                            CONDENSED BALANCE SHEETS



(in thousands)
                                                                  AUGUST 3,       JULY 29,      FEBRUARY 3,
ASSETS                                                              1996            1995          1996
                                                                -----------     -----------     ----------
                                                                (Unaudited)     (Unaudited)
Current assets:
 Cash and cash equivalents                                        $  1,468        $    894     $  4,941
 Accounts receivable                                                 2,187             982        1,129
 Income tax receivable                                               3,392               0        3,392
 Inventories                                                        60,598          77,150       60,087
 Prepaid expenses                                                    2,483           3,414        1,037
 Deferred taxes                                                        756               0          756
                                                                  --------        --------     --------
Total current assets                                                70,884          82,440       71,342
Property, net                                                       25,428          40,070       38,303
Deferred taxes                                                       8,412               0        4,466
Other assets                                                         1,798             214          238
                                                                  --------        --------     --------
Total assets                                                      $106,522        $122,724     $114,349
                                                                  ========        ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term bank borrowing                                       $ 17,191        $ 19,950     $      0
  Accounts payable and accrued liabilities                          25,811          18,790       44,262
  Deferred taxes                                                     1,839               0        1,839
  Current portion of long-term debt                                    206             206          206
                                                                  --------        --------     --------
Total current liabilities                                           45,047          38,946       46,307
                                                                  --------        --------     --------
Long-term debt                                                         655             939          791
Deferred taxes and other liabilities                                 2,578           1,995        2,454

Shareholders' Equity:
  Preferred stock: $1 par value, 5,000,000 shares authorized;
  no shares issued                                                     --             --            --
  Common stock:
  Common: $.01 par value, 14,000,000 shares authorized;
  4,126,380 shares issued and outstanding at August 3, 1996,
  4,025,250 shares issued and outstanding at July 29, 1995;
  and 4,100,274 issued and outstanding at February 3, 1996.
Class B: $.01 par value, 6,000,000 shares authorized;                   41             40            41
  1,320,528 shares issued and outstanding at August 3, 1996;
  1,398,134 shares issued and outstanding at July 29, 1995
  and 1,346,634 shares issued and outstanding at February 3,
  1996.                                                                 13             14            13
Additional paid-in capital                                          18,220         18,230        18,220
Retained earnings                                                   39,968         62,560        46,523
                                                                  --------       --------      --------
Total shareholders' equity                                          58,242         80,844        64,797
                                                                  --------       --------      --------
Total liabilities and shareholders' equity                        $106,522       $122,724      $114,349
                                                                  ========       ========      ========


See accompanying notes to condensed financial statements


                              L. LURIA & SON, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                    THIRTEEN WEEKS     THIRTEEN WEEKS    TWENTY-SIX WEEKS  TWENTY-SIX WEEKS
(in thousands, except loss              ENDED               ENDED             ENDED            ENDED
   per common share)                AUGUST 3, 1996      JULY 29, 1995     AUGUST 3, 1996   JULY 29, 1995
                                   ----------------    --------------    ----------------  ----------------
Net Sales                             $ 27,552            $ 33,840          $ 56,921         $ 71,742
Cost of goods sold, buying and
   warehousing costs                    20,862              24,512            41,923           51,365
                                      --------            --------          --------         --------
Gross margin                             6,690               9,328            14,998           20,377
Operating expenses                      12,525              12,139            24,830           24,573
                                      --------            --------          --------         --------
Loss from operations                    (5,835)             (2,811)           (9,832)          (4,196)
Interest income (expense) - net           (400)               (313)             (670)            (499)
                                      --------            --------          --------         --------
Loss before income tax benefit          (6,235)             (3,124)          (10,502)          (4,695)
Income tax benefit                      (2,342)             (1,170)           (3,947)          (1,760)
                                      --------            --------          --------         --------
Net loss                              $ (3,893)           $ (1,954)         $ (6,555)        $ (2,935)
                                      ========            ========          ========         ========

Weighted average number of
   common shares outstanding             5,447               5,417             5,447            5,412
                                      ========            ========          ========         ========

Loss per common share                $    (.71)           $   (.36)         $  (1.20)        $   (.54)
                                      ========            ========          ========         ========


See accompanying notes to condensed financial statements.

                              L. LURIA & SON, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
(in thousands)
                                                     TWENTY-SIX WEEKS     TWENTY-SIX WEEKS
                                                           ENDED                ENDED
                                                      AUGUST 3, 1996        JULY 29, 1995
                                                     ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $ (6,555)            $ (2,935)
Adjustments to reconcile net loss to
 net cash used in operating activities:
   Depreciation                                             1,935                1,967
   Deferred tax benefit                                         0                   99
   Deferred loss on sale leaseback                          1,672                    0
   Gain on sale of property                                   (87)                   0
   (Increase) Decrease  in accounts receivable             (1,058)                 652
   (Increase) Decrease in inventories                        (511)               5,781
   Increase in prepaid expenses                            (1,446)                (698)
   Increase in other assets                                (5,506)                  --
   Decrease in accounts payable and accrued liabilities   (18,327)             (33,378)
                                                          -------              -------
Net cash used in operating activities                     (29,883)             (28,512)
                                                          -------              -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property                                     (687)              (1,608)
   Proceeds from sale of property                             372                    0
                                                          -------              -------
Net cash applied to investing activities                     (315)              (1,608)
                                                          -------              -------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowing under line of credit agreements               17,191               19,950
   Repayments of long-term debt                              (136)                 (37)
   Proceeds from sale leaseback                             9,670                    0
                                                          -------             --------
Net cash provided by financing activities                  26,725               19,913
                                                          -------             --------
Net decrease in cash and cash equivalents                  (3,473)             (10,207)
Cash and cash equivalents, beginning of period              4,941               11,100
                                                          -------             --------
Cash and cash equivalents, end of period                  $ 1,468             $    893
                                                          =======             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)                  $   684             $    519
   Income taxes                                           $     0             $   (212)

See accompanying notes to condensed financial statements.

                              L. LURIA & SON, INC.


                     NOTES TO CONDENSED FINANCIAL STATEMENTS
          FOR THE THIRTEEN WEEKS ENDED AUGUST 3, 1996 AND JULY 29, 1995


GENERAL

The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with generally accepted accounting principles applicable to interim financial statements and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of L. Luria & Son, Inc. (the "Company"), the accompanying condensed financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of August 3, 1996 and July 29, 1995, and the results of its operations and cash flows for the periods ended August 3, 1996 and July 29, 1995. Furthermore, all adjustments were of a normal or recurring nature.

SEASONALITY

The results of operations for the thirteen weeks ended August 3, 1996 are not indicative of the results to be expected for the entire year because the Company's operations are seasonal.

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

                              L. LURIA & SON, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

The following table sets forth for the periods indicated percentages which certain items reflected in the financial data bear to net sales of the Company:

                                                             RELATIONSHIPS TO NET SALES
                                                                    PERIOD ENDED
                                 THIRTEEN WEEKS   THIRTEEN WEEKS   TWENTY-SIX WEEKS   TWENTY-SIX WEEKS
                                     ENDED             ENDED            ENDED               ENDED
                                 AUGUST 3, 1996   JULY  29, 1995    AUGUST 3, 1996      JULY 29, 1995
                                 --------------   --------------   ----------------   ----------------
Net sales                            100.0%           100.0%            100.0%             100.0%
Cost of goods sold, buying and
  warehousing costs                   75.7             72.4              73.7               71.6
                                     ------           ------            ------             ------
Gross margin                          24.3             27.6              26.3               28.4
Operating expenses                    45.5             35.9              43.6               34.2
                                     ------           ------            ------             ------
Loss from operations                 (21.2)            (8.3)            (17.3)              (5.8)
Interest income (expense) net         (1.4)             (.9)             (1.1)               (.7)
                                     ------           ------            ------             ------
Loss before income tax               (22.6)            (9.2)            (18.4)              (6.5)
Income tax benefit                    (8.5)            (3.5)             (6.9)              (2.4)
                                     ------           ------            ------             ------
Net loss                             (14.1)%           (5.7)%           (11.5)%             (4.1)%
                                     ======           ======            ======             ======


NET SALES

For the thirteen weeks ended August 3, 1996, net sales were $27,552,000, a 18.6% decrease compared to the same period last year. Comparable store sales decreased 20.9%. This year's second quarter sales were impacted by reduced advertising expenditures, and reduced inventory levels. Sales for the twenty-six weeks ended August 3, 1996 decreased $14,821,000 or 20.7%, while comparable store sales decreased 23%.

GROSS MARGINS

Gross margins as a percent of net sales for the thirteen weeks ended August 3, 1996 were 24.3% as compared to 27.6% for the prior year. For the twenty-six weeks ended August 3, 1996, gross margins as a percent of net sales were 26.3% compared to 28.4% for the prior year. The decrease is due to greater discounts and promoted products as the Company reduces its inventory in some significant categories in preparation for new product lines planned for the Fall of Fiscal 1997.

OPERATING EXPENSES

Operating expenses for the current quarter increased as a percent of net sales to 45.5% this year from 35.9% last year, due primarily to lower sales than last year. For the twenty-six week period, operating expenses as a percent of net sales increased to 43.6% from 34.2% last year. Operating expenses for the quarter were 3.2% above last year's operating expenses. Approximately $300,000 of carrying costs associated with previously closed stores has been charged against reserve set up in fiscal year 1996, primarily for closed store leases. The Company currently operates eleven superstores, 31 catalog showrooms and one jewelry mall store.

                              L. LURIA & SON, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)




INCOME TAX BENEFIT

The company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions, as well as net operating loss carryforwards, tax credits and other tax benefits. Income tax benefit for the thirteen-week period ended August 3, 1996 is estimated at 37.6% which is comparable to last year's rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $1.5 million at August 3, 1996 compared to $4.9 million at February 3,1995. Working capital at August 3, 1996 was $25.8 million compared to $43.5 million at July 29, 1995 and $25.0 million at February 3, 1996. Net cash used by operations at August 3, 1996 was $29.9 million primarily due to the net operating loss of $6.5 million, a decrease in accounts payable of $18.3 million and an increase in assets and prepaid expenses of $8.0 million.

On June 28, 1996 the Company sold three pieces of property for approximately $10,000,000. As part of the transaction, the Company entered into a lease agreement for the same properties for a term of approximately 20 years.

In February, 1996 the Company entered into a revolving credit agreement secured by substantially all assets of the Company and providing up to $40.0 million. The amount of credit available under the line is based on the value of inventory. There were borrowings outstanding of approximately $17.2 million at August 3, 1996.

The Company believes that available lines of credit and access to the capital markets at competitive rates will be adequate to meet its working capital and capital expenditure requirements for fiscal year 1997.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        (a)    The Company's Annual Meeting of Shareholders was held on
               June 6, 1996.

        (b)    Not required

        (c) The matters voted on at the Annual Meeting of Shareholders and the tabulation of votes on such matters are as follows:



         1.    Election of Directors
                                                AGAINST OR             BROKER
               NAME       STOCK TYPE     FOR     WITHHELD  ABSTAINED  NON-VOTE
               ----       ----------     ---     --------  ---------  --------
         Leonard Luria     Class B    1,282,466         0    58,062          0
         Edwin D. Marks    Class B    1,282,466         0    58,062          0

         2.   Proposal to ratify the Company's 1996 Stock Option Plan.

                                                AGAINST OR             BROKER
                          STOCK TYPE     FOR     WITHHELD  ABSTAINED  NON-VOTE
                          ----------     ---     --------  ---------  --------
                          Common      1,080,269  778,653   640,227   1,583,837
                          Class B     1,282,466        0    58,062           0

         3.   Proposal to approve the appointment of Deloitte &
              Touche, LLP as independent auditors of the Company for the current fiscal year.

                                                AGAINST OR             BROKER
                          STOCK TYPE     FOR     WITHHELD  ABSTAINED  NON-VOTE
                          ----------     ---     --------  ---------  --------
                          Common      3,410,216    47,165  625,605           0
                          Class B     1,282,466         0   58,062           0


        (d)    Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           a)   27.1 Financial Data Schedule

           b) There were two reports on Form 8-K filed with the SEC since the last filing. One was filed on July 11, 1996 in regard to the Sale Leaseback of three retail stores located in Miami, Tampa and Coral Gables, Florida; and one was filed on August 20, 1996 in regard to the Change in Control of the Registrant

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 L. LURIA & SON, INC.



Date: SEPTEMBER 17, 1996         /S/ RACHMIL LEKACH
      ----------------------     ---------------------------
                                 Rachmil Lekach
                                 Chief Executive Officer
                                 and Director

Date: SEPTEMBER 17, 1996         /S/ THOMAS A. FLOERCHINGER
      ----------------------     ----------------------------
                                 Thomas A. Floerchinger
                                 Senior Vice President, Chief Financial Officer
                                 and Principal Accounting Officer