Form 10-Q
period 1996-11-02
LURIA L & SON INC
filed 1996-12-17
CIK 277057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE THIRTEEN WEEKS ENDED NOVEMBER 2, 1996

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

                                Yes [ X ] No [ ]


            Common stock, par value $.01 per share: 5,451,588 shares
                       outstanding as of November 2, 1996

               Class B stock, par value $.01 per share: 320 shares
                       outstanding as of November 2, 1996

                              L. LURIA & SON, INC.

                                TABLE OF CONTENTS



                       PART I - FINANCIAL INFORMATION                                                                          Page

Item 1.           Financial Statements

                  Condensed Balance Sheets - November 2, 1996 (Unaudited),
                  October 28, 1995 (Unaudited), and February 3 ,1996........................................................      3

                  Condensed Statements of Operations (Unaudited) for
                  the thirteen and thirty-nine weeks ended November 2, 1996 and October 28, 1995............................      4

                  Condensed Statements of Cash Flows (Unaudited) for
                  the thirty-nine weeks ended November 2, 1996 and October 28,1995..........................................      5

                  Notes to Condensed Financial Statements...................................................................      6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................................................................      7

                           PART II - OTHER INFORMATION




Item 6.           Exhibits and Reports on Form 8-K..........................................................................      9


Signatures..................................................................................................................     10

Item 1.  Financial Statements

                              L. LURIA & SON, INC.
                            CONDENSED BALANCE SHEETS
(IN THOUSANDS)
                                                                          November 2,          October 28,        February 3,
ASSETS                                                                        1996               1995                1996
                                                                          -----------          -----------        -----------
                                                                          (Unaudited)          (Unaudited)
Current assets:
 Cash and cash equivalents                                                $     1,467         $      1,340         $     4,941
 Accounts receivable                                                            1,210                1,252               1,129
 Income tax receivable                                                              0                    0               3,392
 Inventories                                                                   85,132               79,540              60,087
 Prepaid expenses                                                               3,348                2,809               1,037
 Deferred taxes                                                                   756                    0                 756
                                                                          -----------          -----------         -----------
Total current assets                                                           91,913               84,941              71,342
Property, net                                                                  28,728               39,738              38,303
Deferred taxes                                                                  4,465                    0               4,466
Other assets                                                                    1,803                  204                 238
                                                                          -----------          -----------         -----------
Total assets                                                              $   126,909          $   124,883         $   114,349
                                                                          ===========          ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------
Current liabilities
  Short-term bank borrowing                                               $    27,732          $    24,150         $         0
  Accounts payable and accrued liabilities                                     49,290               22,182              44,262
  Deferred taxes                                                                1,839                    0               1,839
  Current portion of long-term debt                                               206                  206                 206
                                                                          -----------          -----------         -----------
Total current liabilities                                                      79,067               46,538              46,307
                                                                          -----------          -----------         -----------
Long-term debt                                                                    655                  791                 791
Deferred taxes and other liabilities                                            5,730                1,995               2,454

Shareholders' Equity:
  Preferred stock: $1 par value, 5,000,000 shares authorized;
    no shares issued                                                               --                   --                  --
  Common stock:
  Common: $.01 par value, 14,000,000 shares authorized;
    5,451,588 shares issued and outstanding at
    November 2, 1996; 4,076,880 shares issued and
    outstanding at October 28, 1995; and 4,100,274 issued
    and outstanding at February 3, 1996                                            41                   41                   41
 Class B: $ .01 par value, 6,000,000 shares authorized;
   320 shares issued and outstanding at November 2, 1996
   1,346,634 shares issued and outstanding at
   October 28, 1995 and 1,346,634 shares issued and
   outstanding at February 3, 1996.                                                13                   13                   13
Additional paid-in capital                                                     18,220               18,230               18,220
Retained earnings                                                              23,183               57,275               46,523
                                                                          -----------          -----------         ------------
Total shareholders' equity                                                     41,457               75,559               64,797
                                                                          -----------          -----------         ------------
Total liabilities and shareholders' equity                                $   126,909          $   124,883         $    114,349
                                                                          ===========          ===========         ============


            See accompanying notes to condensed financial statements.


                              L. LURIA & SON, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                             THIRTEEN WEEKS         THIRTEEN WEEKS      THIRTY-NINE WEEKS       THIRTY-NINE WEEKS
 (in thousands, except loss                     ENDED                  ENDED                   ENDED                   ENDED
   per common share)                          NOVEMBER 2,             OCTOBER 28,           NOVEMBER 2,            OCTOBER 28,
                                                 1996                    1995                  1996                   1995
                                            --------------         --------------      -----------------       -----------------
(
Net sales                                      $ 23,581                 $ 31,150              $ 80,502              $102,892
Cost of goods sold, buying and
   warehousing costs                             20,127                   24,930                62,050                76,295
                                               --------                 --------              --------              --------
Gross margin                                      3,454                    6,220                18,452                26,597
Operating expenses                               15,742                   13,645                40,572                38,218
                                               --------                 --------              --------              --------
Loss from operations                            (12,288)                  (7,425)              (22,120)              (11,621)
Interest (expense), net                            (550)                    (392)               (1,220)                 (891)
                                               --------                 --------              --------              --------
Loss before income taxes                        (12,838)                  (7,817)              (23,340)              (12,512)
Income tax expense (benefit)                      3,947(1)                (2,532)                    0                (4,292)
                                               --------                 --------              --------              --------
Net loss                                       $(16,785)                $ (5,285)             $(23,340)             $ (8,220)
                                               ========                 ========              ========              ========

Weighted average number of
   common shares outstanding                      5,452                    5,424                 5,448                 5,416
                                               ========                 ========              ========              ========

Loss per common share                          $  (3.08)                $   (.97)             $  (4.28)             $  (1.52)
                                               ========                 ========              ========              ========

------------------

(1) Reflects reversal of the income tax benefit recorded in the first and second quarters of current fiscal year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Income Taxes."

            See accompanying notes to condensed financial statements.


                              L. LURIA & SON, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
(IN THOUSANDS)

                                                                               THIRTY-NINE WEEKS      THIRTY-NINE WEEKS
                                                                                     ENDED                  ENDED
                                                                                NOVEMBER 2, 1996        OCTOBER 28, 1995
                                                                                ----------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net loss                                                                          $  (23,340)             $  (8,220)
Adjustments to reconcile net loss to
 net cash used in operating activities:
   Depreciation                                                                        2,849                  2,968
   Deferred tax benefit                                                                    0                    100
   Deferred loss on sale leaseback                                                     1,672                      0
   Gain on sale of property                                                              (87)                     0
   Decrease  in accounts receivable                                                    3,311                    382
   (Increase) Decrease in inventories                                                (25,045)                 3,391
   Increase in prepaid expenses                                                       (2,311)                   (93)
   (Increase) Decrease in other assets                                                (1,562)                    10
   (Decrease) Increase in accounts payable and accrued liabilities                     5,214                (29,987)
   Increase in other liabilities                                                       3,089                      0
                                                                                  ----------              ---------
Net cash used in operating activities                                                (36,210)               (31,449)
                                                                                  ----------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
   Additions to property                                                              (4,902)                (2,276)
   Proceeds from sale of property                                                        372                      0
                                                                                  ----------              ---------
Net cash applied to investing activities                                              (4,530)                (2,276)
                                                                                  ----------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
   Borrowing under line of credit agreements                                          27,732                 24,150
   Repayments of long-term debt                                                         (136)                  (185)
   Proceeds from sale leaseback                                                        9,670                      0
                                                                                  ----------              ---------
Net cash provided by financing activities                                             37,266                 23,965
                                                                                  ----------              ---------
Net decrease in cash and cash equivalents                                             (3,474)                (9,760)
Cash and cash equivalents, beginning of period                                         4,941                 11,100
                                                                                  ----------              ---------
Cash and cash equivalents, end of period                                          $    1,467              $   1,340
                                                                                  ==========              =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------
Cash paid or (received) during the period for:
   Interest (net of amounts capitalized)                                          $      564              $   1,045
   Income taxes (refund)                                                          $   (7,364)             $    (292)

            See accompanying notes to condensed financial statements.

                              L. LURIA & SON, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
       FOR THE THIRTEEN WEEKS ENDED NOVEMBER 2, 1996 AND OCTOBER 28, 1995

GENERAL

The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with generally accepted accounting principles applicable to interim financial statements and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of L. Luria & Son, Inc. (the "Company"), the accompanying condensed financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of November 2, 1996 and October 28, 1995, and the results of its operations and cash flows for the periods ended November 2, 1996 and October 28, 1995. Furthermore, all adjustments were of a normal or recurring nature.

SEASONALITY

The results of operations for the thirteen weeks ended November 2, 1996 are not indicative of the results to be expected for the entire year because the Company's operations are seasonal.

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

The Company has received from the Internal Revenue Service (the "IRS") a proposed adjustment to the Company's tax liability in connection with its examination of the Company's 1992, 1993, 1994 and 1995 federal income tax returns. The IRS has challenged certain deductions that, if disallowed, would result in additional taxes of approximately $4 million, plus interest and penalties. A response to the IRS has been submitted. The Company believes that the tax returns are substantially correct as filed, and intends to vigorously contest the proposed adjustments. The Company also believes that the amounts that have been provided for income taxes, net of the Company's net operating loss, are adequate. See "Income Taxes."

WORKING CAPITAL

The Company has a secured revolving credit arrangement providing for borrowings based on the value of the Company's inventory. At November 2, 1996, there were borrowings outstanding under the revolving credit agreement of approximately $27.7 million and letters of credit outstanding of approximately $2.3 million, and the unused availability under the revolving credit agreement was approximately $3.0 million. At November 2, 1996, the Company was not in compliance with three borrowing covenants. The Company has received waivers of the covenants from the lender. The Company and the lender have agreed that, effective December 15, 1996, the maximum borrowings under the credit agreement shall be $30 million.

                              L. LURIA & SON, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

The following table sets forth for the periods indicated percentages which certain items reflected in the financial data bear to net sales of the Company:

                                                                            RELATIONSHIPS TO NET SALES
                                                                               FOR THE PERIODS ENDED

                                                                                          Thirty-nine Weeks
                                                THIRTEEN WEEKS        THIRTEEN WEEKS            ENDED          THIRTY-NINE WEEKS
                                                     ENDED                 ENDED             NOVEMBER 2,             ENDED
                                               NOVEMBER 2, 1996       OCTOBER 28, 1995          1996            OCTOBER 28, 1995
                                               ----------------       ----------------    -----------------    -----------------
Net sales                                           100.0%                 100.0%               100.0%                100.0%
                                                    -----                  -----                -----                 -----
Cost of goods sold, buying and
  warehousing costs                                  85.3                   80.0                 77.1                  74.2
                                                    -----                  -----                -----                 -----
Gross margin                                         14.7                   20.0                 22.9                  25.8
Operating expenses                                   66.8                   43.8                 50.4                  37.1
                                                    -----                  -----                -----                 -----
Loss from operations                                (52.1)                 (23.8)               (27.5)                (11.3)
Interest (expense), net                              (2.3)                  (1.3)                (1.5)                  (.9)
                                                    -----                  -----                -----                 -----
Loss before income taxes                            (54.4)                 (25.1)               (29.0)                (12.2)
Income tax expense (benefit)                         16.7(1)                (8.1)                   0                  (4.2)
                                                    -----                  -----                -----                 -----
Net loss                                            (71.1)%                (17.0)%              (29.0)%                (8.0)%
                                                    =====                  =====                =====                 =====

------------------

(1) Reflects reversal of the income tax benefit recorded in the first and second quarters of current fiscal year. See "-Income Taxes."

NET SALES

For the thirteen weeks ended November 2, 1996, net sales were $23.6 million, a 24.3% decrease compared to the same period last year. Comparable store sales decreased 19.3%. The Company believes these decreases were primarily attributable to (i) greater discounts and promoted products sold at lower margins as the Company reduced its inventory in significant categories in preparation for new product lines planned for the current year's holiday season as part of its newly remodeled store merchandise strategy, (ii) implementation of the Company's newly remodeled store merchandise strategy, including the renovation of approximately 26 stores during the quarter and realignment and redistribution of jewelry inventory resulting in limited selection of jewelry inventory at various times and at various stores throughout the quarter, and
(iii) changes in advertising programs. Sales for the thirty-nine weeks ended November 2, 1996 decreased $22.4 million or 21.8% compared to the same period last year, while comparable store sales decreased 23.2%. These comparative period percentage sales decreases are not expected to improve in the fourth quarter. As of November 2, 1996, the Company operated 43 stores.

GROSS MARGINS

Gross margins as a percent of net sales for the thirteen weeks ended November 2, 1996 were 14.7%, compared to 20.0% for the prior year. For the thirty-nine weeks ended November 2, 1996, gross margins as a percent of net sales were 22.9% compared to 25.8% for the prior year. Gross margins were lower primarily due to greater discounts and promoted products sold at lower margins as the Company reduced its inventory in significant categories in preparation for new product lines planned for the current year's holiday season as part of its newly remodeled merchandise strategy.

OPERATING EXPENSES

Operating expenses for the current quarter increased as a percent of net sales to 66.8% this year from 43.8% last year, due primarily to lower sales than last year. For the thirty-nine week period, operating expenses as a percent of net sales increased to 50.4% from 37.1% last year. Operating expenses for the quarter were 15.4% above last year's operating expenses primarily because of increased payroll, advertising and occupancy costs. The increase in payroll expense was primarily attributable to (i) the lump sum payment to the Company's former chief executive officer pursuant to his employment contract, (ii) increased store payroll to support the renovation of the Company's stores, and
(iii) hiring and training of additional sales staff for new departments to be introduced in the stores after the renovation of all of the stores has been completed. Advertising expenses increased primarily as a result of (i) lower coop accruals from vendors, and (ii) advertising costs associated with promoting closeout products which were not eligible for offset against vendor advertising funds. During the second quarter, the Company entered into sale leaseback transactions for three of its stores. As a result, occupancy costs, excluding tax and license costs, previously not incurred by the Company for these stores were incurred in the third quarter and will continue to be incurred throughout the term of the leases. Approximately $480,000 of carrying costs associated with previously closed stores has been charged against a reserve set up in fiscal year 1996, primarily for closed stores.

INCOME TAXES

During the Company's prior fiscal year and the first two quarters of the current fiscal year, the Company recognized an income tax benefit relating to its net operating loss, which income tax benefit was netted against the loss for such periods. The income tax benefit was also reflected as a differed tax asset on the balance sheet for such periods. As a result of the amount of the continuing losses experienced by the Company, the Company believes that the income tax benefit associated with the net operating loss will likely not be recognized in the immediate future. Accordingly, no income tax benefit or deferred tax asset has been reflected in the financial statements for the current quarter, and the tax benefits of approximately $3.9 million reflected in the statements of operations for the twenty-six weeks ended August 3, 1996 have been reversed and reflected as an income tax expense for the quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $1.5 million at November 2, 1996 compared to $4.9 million at February 3,1995. Working capital at November 2, 1996 was $12.8 million compared to $38.4 million at October 28, 1995 and $25.0 million at February 3, 1996. Net cash used by operations at November 2, 1996 was $36.2 million, primarily due to the net loss of $23.3 million and an increase in inventory of $25.0 million, partially offset by an increase in accounts payable of $5.0 million and a decrease in income tax receivables of $3.3 million.

In February 1996 the Company entered into a revolving credit agreement secured by substantially all assets of the Company. The amount of credit available under the revolving credit agreement is based on the value of the Company's inventory. At November 2, 1996, there were borrowings outstanding under the revolving credit agreement of approximately $27.7 million, letters of credit outstanding of approximately $2.3 million, and the unused availability under the revolving credit agreement was approximately $3.0 million. At November 2, 1996, the Company was not in compliance with three borrowing covenants. The Company has received waivers of the covenants from the lender. The Company and the lender have agreed that, effective December 15, 1996, the maximum borrowings under the credit agreement shall be $30 million.

The Company believes cash and cash equivalents and cash provided by operations, as well as cash available from the existing credit facility, will be sufficient to meet the Company's working capital and capital expenditure needs depending on the rapid achievement in the short term of the following: (i) significantly improved operating results, (ii) the successful implementation of the Company's newly remodeled store merchandise strategy, (iii) the successful implementation of the Company's plans to address its working capital needs, including closing and liquidating under-performing stores, selling the warehouse/headquarters building, returning excess inventory to vendors and bringing operating expenses in line with the reduced store count, and (iv) the Company's compliance with the financial covenants under the existing credit facility (collectively items (i) through (iv) referred to as the "Recovery Plan"). The Company's operating results will depend on, among other things, the success of the Company's strategic plans discussed above, the continued support of the Company's numerous providers of goods and services, the competitive environment, the prevailing economic climate and the ability of the Company to adapt to these conditions. In the event, the Company is unable to make rapid progress in the short term on this Recovery Plan, it is doubtful that the Company will have sufficient working capital to meet its obligations as they become due.

This report contains forward-looking statements that are subject to risks and uncertainties, including but not limited to risks associated with the repositioning of the Company and its strategic initiatives. Additional discussions of factors that could cause actual results to differ materially from management's projections, forecasts, estimates, anticipations and expectations are contained in the Company's Current Report on Form 8-K, dated December 17, 1996.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)      Exhibits:

                      10.1     Employment Agreement with Peter Luria
                      10.2     Employment Agreement with Rachmil Lekach
                      27.1     Financial Data Schedule


             (b) There was one report on Form 8-K filed with the SEC on August 20, 1996 in regard to the Change in Control of the Registrant.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          L. LURIA & SON, INC.



Date: December 17, 1996           /S/ Rachmil Lekach
                                  -------------------------------------
                                  Rachmil Lekach
                                  Chief Executive Officer
                                  and Director

Date: December 17, 1996           /S/ Thomas A. Floerchinger
                                  -------------------------------------
                                  Thomas A. Floerchinger
                                  Senior Vice President, Chief Financial Officer
                                  and Principal Accounting Officer