Form 10-K
period 1997-02-01
LURIA L & SON INC
filed 1997-05-02
CIK 277057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended: February 1, 1997

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at April 15, 1997 (computed by reference to the last reported sale price of the registrant's Common Stock on the New York Stock Exchange on such date): $6,674,869.

     Number of shares outstanding of each of the registrant's classes of Common Stock at April 15, 1997: 5,486,792 shares of Common Stock, $.01 par value per share; 670 shares of Class B Common Stock, $.01 par value per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which will be filed with the Commission subsequent to the date hereof, (the "Proxy Statement"), are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.        BUSINESS

GENERAL

    L. LURIA & SON, INC., (the "Company") is a specialty discount retailer operating 28 stores throughout the State of Florida as of February 1, 1997. The Company sells a broad line of jewelry, watches, kitchenware, fragrances, bath and body products and giftware merchandise. In addition, the Company sells housewares, small appliances, consumer electronics, home furnishings, luggage, cameras and other merchandise. The Company concentrates on jewelry, giftware and kitchenware. Merchandise is advertised primarily by newspaper and radio. In addition, the Company advertises on television and through color inserts in newspapers. In the fall of Fiscal 1997, the Company completed its conversion of its stores from primarily a catalog showroom to the new selling format whereby merchandise is available to the customer on a self-service basis. The Company maintains a central distribution facility at its headquarters in Miami Lakes, Florida, and until April, 1996 maintained a satellite distribution facility in Orlando, Florida, which service all of its stores. (see PROPERTIES)

    The Company was incorporated in Florida in November, 1976 and is the successor, through combinations of affiliated companies, to a general wholesale merchandise business established in 1898. The Company discontinued its wholesale operations in 1970 and, since that time, has conducted a specialty retail business exclusively. Unless the context indicates otherwise, the term "Company" refers to L. Luria & Son, Inc. and its predecessors.

MERCHANDISING

    During the fiscal years 1997, 1996 and 1995, the principal categories of merchandise sold by the Company, and as a percentage of total net sales of the Company, were as follows:

   PERCENT OF NET SALES

                                                      1997     1996     1995
                                                      ----     ----     ----

   Jewelry and watches................................44%       40%      37%
   Consumer electronics, cameras and home
     office............................................8%       16%      20%
   Housewares, home furnishings, luggage and
     juvenile.........................................10%       28%      28%
   Tabletop, giftware, clocks, and other..............38%       16%      15%
                                                     ---      ----     ----
                                                     100%      100%     100%
                                                     ===       ===      ===

     Profit margins vary among the items sold, with jewelry and watches accounting for the highest relative contribution to the Company's gross margin.

     The Company purchases loose diamonds, other precious stones and standard mountings or mountings fabricated to its specifications. Gems are then set in mountings at the Company's facilities, or are subcontracted to others for setting. The Company accepts special orders for jewelry and offers in-house repairs, sizing, and engraving services in connection with its jewelry sales.

     The Company's inventory typically increases prior to the Fall selling season. The increase is generally financed through working capital, credit advanced by suppliers on normal trade terms, and short-term borrowings. The Company purchases merchandise from approximately 2,400 suppliers, no one of which accounted for more than 5% of the total purchases during the fiscal year ended February 1, 1997. The Company has no long-term purchase commitments with any of its suppliers and believes that alternative sources of supply are available for each category of merchandise carried.

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

MARKETING

     The Company's principal promotional efforts are made through newspaper and radio within the Company's markets. The Company also conducts television advertising, and color inserts in newspapers for events and holidays.

     The Company's business is affected by the same pattern of seasonality as retail businesses in general. For the fiscal year ended February 1, 1997, approximately $41 million (34%) of the Company's annual sales occurred in the fourth quarter ended February 1, 1997, while the Company's net sales were approximately $29 million (24%) in the first quarter; $28 million (23%) in the second quarter; and $24 million (19%) in the third quarter.

     In fiscal 1993, the Company opened its first superstore as part of its plan to implement the self-service selling format. The new design, which displays more of the merchandise on the selling floor rather than in the adjoining warehouse, features mass displays, self-service merchandise, shopping carts and checkout counters, along with an enlarged jewelry display and selling area. During the fiscal year ended February 1, 1997, the Company converted an average of 7,000 square feet of contiguous warehouse space of each of its catalog showroom stores into selling space and eliminated the catalog format. This completed the conversion to the new self-service format, whereby a customer may browse and select the merchandise desired, place it in their shopping cart and pay for it at the checkout counter.

EMPLOYEES

     The number of employees fluctuates seasonally and reaches its peak during the Christmas season and its lowest point during the summer months. At February 1, 1997, the Company had approximately 960 full-time employees and approximately 400 permanent part-time employees. Additionally, in conjunction with the closing of 17 stores in the fourth quarter of the fiscal year ended February 1, 1997, pursuant to an agreement with Gordon Brothers, approximately 500 of the Company's employees were utilized by Gordon Brothers. Gordon Brothers reimbursed the Company for the compensation expenses of these employees. During the 1996 Christmas season, the Company employed approximately 670 additional part-time employees. None of the employees are covered by a collective bargaining agreement.

     As of March 20, 1997 the Company had approximately 860 employees compared to approximately 1,360 at February 1, 1997.

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

     The Company does not maintain charge accounts; however, it extended credit to its customers through a private label credit card which was discontinued in fiscal 1997. The Company accepts all major credit cards.

ITEM 2.  PROPERTIES

     All of the Company's 28 stores are located in Florida and are leased to the Company under long-term leases. Reference is made to the information set forth in the Section entitled "Certain Transactions with Management" in the Company's definitive Proxy Statement which will be filed with the Commission subsequent to the date hereof pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Proxy Statement").

     Three of the Company's stores were built on land subject to long-term land leases at an aggregate cost of approximately $2.6 million, one of those stores is closed and has not been sublet. Three stores were built on land owned by the Company. During the fiscal year ended February 1, 1997, the Company entered into a sale-leaseback arrangement with respect to these three stores.

     The leases for the stores and land expire at various dates ranging from 1997 to 2043. All but eight of the leases are subject to renewal options at the option of the Company at either identical or increased rents. Most of the renewal options are for five or ten year terms; in some cases, the Company has one such option and in others it has several (up to six) successive options. During the fiscal year ended February 1, 1997, total rental (excluding real estate taxes and common area maintenance) expense incurred by the Company for all of its stores and capital equipment leases was approximately $6.7 million.

     For further information concerning the Company's rental obligations under its long-term leases, reference is made to the information set forth in Note 6 of "Notes to Financial Statements".

     All of the stores are air conditioned, concrete block structures, with contiguous warehouse facilities. Store sites have been selected after consideration of such factors as the geographic size of the market area, traffic patterns, population density, average family income and existing competition.

     The executive and administrative offices of the Company and its central distribution facility are located in Miami Lakes, Florida, on 8.87 acres of land, that as of February 1, 1997 was owned by the Company. The facility is comprised of approximately 40,000 square feet of office space and approximately 163,000 square feet of distribution and warehousing space. As part of the Company's plans to address its working capital needs, the Company sold the distribution and headquarters facility in Miami Lakes for $5.6 million during the first quarter of fiscal 1998. At February 1, 1997, a reserve of approximately $1.4 million was established for the loss on the sale of the facilities, which includes the write-down of assets held for sale. The Company is currently leasing the Miami Lakes facility and is in the process of acquiring reduced space for its administrative and warehouse operations.

     At February 1, 1997, approximately 92,000 square feet of office and warehouse space was collateral for an industrial revenue bond due in 2001. As of February 1, 1997 the principal balance of the bond was approximately $850,000. Utilizing the proceeds from the sale of the distribution and headquarters facility, the Company paid the bond in full in March, 1997.

     The Company closed 17 stores in the fourth quarter of the fiscal year ended February 1, 1997. In conjunction with the closing of stores, the Company is currently negotiating with its landlords to terminate the leases. During April, 1997, three of the closed stores leases have been terminated.

ITEM 3.  LEGAL PROCEEDINGS

     During the first quarter of fiscal 1998, the Company settled a 1993 lawsuit against Service Merchandise Co., Inc. for $1.8 million. No award amount has been reflected in the Company's financial statements as of February 1, 1997.

     In March, 1997, the IRS completed its examination of the Company's 1992, 1993, 1994 and 1995 federal tax returns and determined the Company did not owe any additional taxes or penalties. The IRS had challenged certain deductions that would have resulted in additional taxes of approximately $4.0 million, plus interest and penalties.

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

                                       FISCAL 1997                FISCAL 1996                FISCAL 1995
-----------------------------------------------------------------------------------------------------------------

                                    HIGH        LOW              HIGH       LOW           HIGH         LOW
                                   -------------------         --------------------     ---------------------
First Quarter High-Low              $ 5 3/4    $ 4 1/8           $ 8 7/8    $ 6           $14 7/8     $8 7/8

Second Quarter High-Low             $ 5        $ 3 7/8           $ 7 3/8    $ 5 3/4       $ 9 7/8     $7 5/8

Third Quarter High-Low              $ 5 5/8    $ 3 1/4           $ 7 1/4    $ 5 1/8       $ 8 3/8     $6 5/8

Fourth Quarter High-Low             $ 3 1/2    $ 2 1/4           $ 6 1/2    $ 4 1/8       $ 7 5/8     $6 1/8

YEARLY HIGH-LOW                     $ 5 3/4    $ 2 1/4           $ 8 7/8    $ 4 1/8       $14 7/8     $6 1/8
--------------------------------------------------------------------------------------------------------------


     The Company has not paid any cash dividends. Under the Company's current revolving credit agreement, the Company is prohibited from paying any dividends (in cash or property, other than capital stock) without prior written consent from its lender. The payment of cash dividends in the future will be determined by the Board of Directors in light of future existing conditions, including the Company's earnings, financial requirements, opportunities for reinvesting earnings, business conditions and other factors.

     On February 1, 1997, the number of shareholders of record of Common Stock and Class B Stock was 1,046 and 8, respectively. The Company's Class B Stock is not listed on the New York Stock Exchange or otherwise publicly traded.

ITEM 6.  SELECTED FINANCIAL DATA
 (In thousands except earnings per common share)

                                                                                      FISCAL YEARS ENDED

                                                     FEBRUARY 1,   FEBRUARY 3,    JANUARY 28,     JANUARY 30,     JANUARY 30,
                                                         1997          1996(1)      1995              1994            1993
                                                     ------------- -------------  -------------   -------------   -------------
SELECTED INCOME STATEMENT DATA

Net sales                                               $ 121,566     $ 173,272      $ 210,654       $ 242,281        $235,567
Gross Margin                                               27,139        40,202         58,520          65,658          62,185
Restructuring charge                                            -             -              -           5,494               -
(Loss) income from operations                             (45,742)      (24,833)           733           2,314           4,746
Net (loss) income before cumulative
  effect of change in accounting principle                (49,201)      (18,972)           155           1,395           2,927
Cumulative effect of change in
  accounting principle                                     (4,386)            -              -               -               -
Net (loss) income                                         (53,587)      (18,972)           155           1,395           2,927

(Loss) earnings per common share before
  cumulative effect of change in accounting principle   $   (9.03)    $   (3.50)     $    0.03       $    0.26        $   0.55
Cumulative effect of change in accounting principle         (0.80)            -              -               -               -
Net (loss) earnings per common share                        (9.83)        (3.50)          0.03            0.26            0.55

Pro forma net (loss) income(2)                                        $ (18,650)     $    (525)      $   1,384        $  2,923
Pro forma net (loss) earnings per share(2)                                (3.44)         (0.10)           0.26            0.55

SELECTED BALANCE SHEET DATA

Current assets                                          $  55,924     $  71,342      $  98,381       $ 109,323       $ 107,826
Current liabilities                                        64,930        46,307         52,375          53,964          50,816
Working capital                                            (9,006)       25,035         46,006          55,359          57,010
Total assets                                               77,859       114,349        139,024         139,975         136,805
Long-term debt                                                  -           791            976           1,156           1,362
Shareholders' equity                                       11,317        64,797         83,778          83,572          81,680
Number of stores at end of fiscal year                         28            43             48              50              50

----------------
(1)   53 week year

(2) the proforma inforomation represents the net (loss) income and net (loss) earnings per common share if the change in accounting principle, effective February 4, 1996 had been applied in prior fiscal years.

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

     In view of the intense promotional environment of the Company's business, as well as a generally weak retail environment, management has devised a strategy which includes the following: (i) limited unit growth for the new fiscal year; (ii) reduction of advertising expenditures through utilization of more effective media; (iii) reduction on a store by store basis, of controllable expenses; (iv) purchasing high margin products to increase the Company's profit margin and (v) use of loss leaders to increase store traffic.

     During the fiscal year ended February 1, 1997, the Company announced a plan to address its working capital needs, which included the closing and liquidation of underperforming stores and selling the Company's distribution and headquarters facility. In December of 1996, the Company entered into an agreement with Gordon Brothers to conduct store closing sales at 17 stores. Pursuant to the agreement, the Company was paid approximately $10.0 million for the inventory in the 17 stores. In March, 1997 the store closing sales were complete. The Company incurred approximately $12.5 million of expense in connection with the closing of the 17 stores. In March, 1997, the Company sold its distribution and headquarters facility for $5.6 million. The Company has recorded a reserve of $1.4 million in connection with the sale of the facility, which include the write-down of assets held for sale. In addition, during fiscal 1997 and the first quarter of fiscal 1998, the Company made several changes in management, including the appointment of a new Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, and Vice President of Store Operations.

     As of February 1, 1997, the Company operated 28 stores, of which 12 are superstores. The Company opened one superstore and closed sixteen catalog showrooms and one jewelry mall store during fiscal 1997.

RESULTS AND OPERATIONS

     The following table sets forth the Company's results of operations expressed as a percentage of net sales for the periods indicated:

                                                                                   PERCENT OF NET SALES
                                                                                    FISCAL YEARS ENDED

                                                                FEBRUARY 1,         FEBRUARY 3,         JANUARY 28,
                                                                    1997               1996                 1995
                                                                -------------      --------------     -----------------
Net sales                                                              100.0%              100.0%                100.0%
Cost of goods sold, buying and warehousing costs                        77.7                76.8                  72.2
                                                                -------------      --------------     -----------------
Gross margin                                                            22.3                23.2                  27.8

Operating expenses
  Selling, general and administrative expenses                          48.5                37.4                  27.5
  Store closings                                                        10.3                 0.1                     -
  Sale of distribution and headquarters facilities                       1.1                   -                     -
                                                                -------------      --------------     -----------------
Total operating expenses                                                59.9                37.5                  27.5
                                                                -------------      --------------     -----------------
(Loss) income from operations                                          (37.6)              (14.3)                  0.3
Interest expense, net                                                    1.8                 0.6                   0.2
                                                                -------------      --------------     -----------------
(Loss) income before income taxes and cumulative effect                (39.4)              (14.9)                  0.1
Provision  (benefit) for income taxes                                    1.0                (4.0)                    -
                                                                -------------      --------------     -----------------
Net (loss) income before cumulative effect                             (40.4)              (10.9)                  0.1
Cumulative effect of change in accounting                                3.6                   -                     -
                                                                =============      ==============     =================
Net (loss) income                                                      (44.0)%             (10.9)%                 0.1%
                                                                =============      ==============     =================

Change in same store sales(1)                                          (26.3)%             (11.2)%               (13.0)%
                                                                -------------      --------------     -----------------

(1) Same store sales are calculated by excluding the net sales of a store for any month of one period if the store was not open during the same month of the prior period. A store opened at any time during a month is deemed to have been opened on the first day of that month.

COMPARISON OF FISCAL 1997 TO FISCAL 1996

     NET SALES. Net sales for the fiscal year ended February 1, 1997 were approximately $121.6 million, a decrease of approximately 29.8% from fiscal year ended February 3, 1996 and 26.3% decrease on a same store basis. The Company believes that the lower net sales and same store sales were primarily attributable to (i) the late rollout of the Company's newly remodeled store merchandise strategy, (ii) the closing of 17 stores in the fourth quarter of fiscal 1997, (iii) changes in advertising programs, (iv) the realignment and redistribution of jewelry inventory resulting in limited selection of jewelry inventory at various times and at various stores during the month of October, 1997, which adversely affected third and fourth quarter sales, (v) greater discounts and promoted products sold at lower margins as the Company reduced its inventory in significant categories in preparation for new product lines and
(vi) strong competition in the general merchandise categories. The Company's business is highly seasonal, with a significant portion of its sales occurring in the fourth quarter. Fourth quarter net sales accounted for 33.8% and 40.6% of total net sales in fiscal 1997 and fiscal 1996, respectively. Fourth quarter sales for fiscal 1997 decreased 41.7% when compared to fourth quarter of fiscal 1996. During fiscal years 1997 and 1996, jewelry sales represented 43.6% and 40.5%, respectively, of the Company's overall sales. The impact of inflation on sales was not significant. In fiscal 1996, the effect of the 53rd week is not deemed significant.

     GROSS MARGINS. The Company's gross margin varies depending on individual product margins, the overall sales mix and the aggressiveness of sales promotions. Gross margins decreased in fiscal 1997 to 22.3% from 23.2% in the prior year primarily due to merchandise from closed stores being discounted and reduced purchases of new lines because of the efforts to reduce the overall inventory levels.

     OPERATING EXPENSES. The Company's operating expenses increased $7.8 million in fiscal 1997 to 59.9% of net sales from 37.5% of net sales in fiscal 1996. This percentage increase was primarily due to reduced nets sales of approximately $51.7 million compared to fiscal 1996, combined with approximately $12.5 million in expenses related to the closing of 17 stores in the fourth quarter of fiscal 1997, $1.4 million in estimated expenses related to the sale of the Miami Lakes distribution and headquarters facility in the first quarter of fiscal 1998, partially offset by approximately $4.1 million and $1.0 million reduction in advertising expense and equipment lease expense, respectively.

     INTEREST EXPENSE. Interest expense, net for fiscal 1997 was approximately $2.2 million compared to $1.1 million in fiscal 1996, or a 100% increase due to increased borrowings required to fund operating activities.

     INCOME TAXES. Income tax expense for the fiscal year ended February 1, 1997 was $1.3 million compared to an income tax benefit of $7.0 million for the fiscal year ended February 3, 1996. The recognition of income tax expense in fiscal 1997 is directly related to the write-off of deferred tax assets, offset partially by a reduction in deferred tax liability.

     NET LOSS. Net loss in fiscal 1997 was $53.6 million or $9.83 per share. The loss was due to lower net sales, reduced gross margins and increased operating and interest expenses.

COMPARISON OF  FISCAL 1996 TO FISCAL 1995

     NET SALES. Net sales for fiscal 1996 were approximately $173.3 million, a decrease of 17.7% from fiscal 1995 and 11.2% decrease on a same store basis. The lower net sales were the result of closing stores, softening demand in catalog showroom stores, strong competition in the general merchandise categories and a generally weak retail environment. The Company's business is highly seasonal, with a significant portion of its sales occurring in the fourth quarter. Fourth quarter net sales accounted for 40.6% and 41.1% of total net sales in fiscal 1996 and fiscal 1995, respectively. Fourth quarter sales for fiscal 1996 decreased 18.6% when compared to fourth quarter of fiscal 1995. During fiscal years 1996 and 1995, jewelry sales represented 40.0% and 37.0%, respectively, of the Company's overall sales. The impact of inflation on sales was not significant. In fiscal 1996, the effect of the 53rd week is not deemed significant.

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

     OPERATING EXPENSES. The Company's operating expenses increased $7.2 million in fiscal 1996 to 37.5% from 27.5% in fiscal 1995. This percentage increase was primarily due to decreased net sales, as well as an increase in net advertising expense of approximately $5.8 million mainly due to decreased cooperative advertising. In addition, the Company included approximately $1.1 million in operating expenses in fiscal year 1996 for closed stores.

     The Company discontinued its annual merchandise catalog in fiscal year
1996.

     INTEREST EXPENSE. Interest expense, net for fiscal 1996 was $1.1 million compared to $0.5 million in fiscal 1995, or a 120% increase, as a result of increased borrowings to fund operating activities.

     NET LOSS. Net loss in fiscal 1996 was $19.0 million or $3.50 per share. The loss was due to lower net sales, reduced gross margins and increased operating and interest expenses.

FINANCIAL CONDITION

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

     The Company had cash and cash equivalents of approximately $1.6 million at February 1, 1997 (fiscal year 1997), compared to $4.9 million at February 3, 1996 (fiscal year 1996). The Company had a deficiency in working capital of $9.0 million at February 1, 1997 and had working capital of $25.6 million at February 3, 1996. Net cash used by operating activities was approximately $25.0 million primarily due to the net operating loss of $53.6 million, partially offset by a decrease in inventories of $15.2 million, an increase in accrued liabilities of $5.9 million, depreciation expense of $1.5 million and a $2.2 million write-off for the disposal of property, net. This compares to cash used in operating activities of $3.7 million in fiscal year 1996 which was primarily due to the net operating loss of $19.0 million and a decrease in both accounts payable and accrued expenses, offset by a $22.8 million decrease in inventories.

     Net capital expenditures were approximately $4.2 million and $2.2 million, in fiscal 1997 and 1996, respectively. Capital expenditures are primarily made for land, buildings, leasehold improvements and furniture and fixtures for new and remodeled superstores. The increase in capital expenditures is primarily due to the Company's completion of the remodeling of its stores as part of its strategic plan to eliminate the catalog showroom selling format. In addition, the Company opened one superstore during fiscal 1997. In fiscal 1996, two superstores were opened.

     In February 1996 the Company entered into a revolving credit agreement secured by substantially all assets of the Company. The amount of credit available under the revolving credit agreement is based on the value of the Company's inventory. At February 1, 1997, there were borrowings outstanding under the revolving credit agreement of approximately $17.0 million, letters of credit outstanding of approximately $1.9 million, and the unused availability under the revolving credit agreement was approximately $2.4 million. At February 1, 1997, the Company was not in compliance with three of the borrowing covenants. The Company has received waivers of the covenants from the lender. The Company and the lender agreed that, effective December 15, 1996, the maximum borrowings under the credit agreement shall be $30.0 million.

     The Company has incurred substantial operating losses during the past two fiscal years which has (i) decreased stockholders' equity by over $72,000, (ii) caused a deficiency in working capital and (iii) caused the Company to be in violation of certain terms and covenants of its credit agreement (see Note 9 of Notes to Financial Statements). During fiscal 1997, the Company announced a plan to address its working capital needs. The Company has begun to implement such plan, which included the closing and liquidation of seventeen under-performing stores in the fourth quarter of fiscal 1997 and the sale of its distribution and headquarters facility in the first quarter of fiscal 1998. The strategic plan also includes the reduction of operating expenses consistent with the reduced store count, including the reduction of labor costs, the reduction of advertising expenditures through utilization of more effective media, and a change in merchandising strategy, including purchasing higher margin products to increase the Company's profit margin and the use of loss leaders to increase store traffic. In addition, the Company is continuing to analyze its operations in order to identify other opportunities for profit margin improvement and expense reductions.

     Management believes that the short-term and long-term working capital and capital expenditure needs of the Company will be met only if the Company's operating results significantly improve in the near future. The achievement of an improvement in the Company's operating results, as well as its ability to operate as a going concern, will depend on, among other things, the short-term and long-term success of the Company's strategic plan discussed above, the successful renegotiation of the terms of its credit agreement or obtaining other credit facilities, the continued support of the Company's numerous providers of goods and services, the competitive environment, the prevailing economic climate, the ability of the Company to adapt to these conditions, and the successful negotiations with landlords to terminate lease agreements related to the closing of its under-performing stores. No assurances can be given that the Company can successfully implement its strategic plan or obtain the additional sources of funds in the future.

CHANGE IN SHAREHOLDERS' EQUITY

     All shares of Common Stock acquired by the Company are retired and returned to unissued stock in the year acquired.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO FINANCIAL STATEMENTS

                                                                       PAGE
                                                                       ----
Independent Auditors' Reports......................................    13 - 14

Management Report..................................................    15

Balance Sheets.....................................................    16

Statements of Operations...........................................    17

Statements of Shareholders' Equity.................................    18

Statements of Cash Flows...........................................    18

Notes to Financial Statements......................................    20

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
L. Luria & Son, Inc.
Miami Lakes, Florida

We have audited the accompanying balance sheets of L. Luria & Son, Inc. as of February 1, 1997 and February 3, 1996, and the related statements of operations, cash flows and shareholders' equity for each of the two years in the period ended February 1, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of L. Luria & Son, Inc. as of February 1, 1997 and February 3, 1996 and the results of its operations and its cash flows for each of the two years in the period ended February 1, 1997 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 1997, the Company changed its method of accounting for certain buying and warehousing costs from capitalization to a direct charge to operations.

The accompanying financial statements for the year ended February 1, 1997 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial losses from operations, has a deficiency in working capital, and is unable to comply with certain terms of its credit agreement. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Deloitte & Touche LLP

Certified Public Accountants
Miami, Florida

April 25, 1997

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
L. Luria & Son, Inc.

We have audited the accompanying statements of operations, shareholders' equity and cash flows of L. Luria & Son, Inc. for the year ended January 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the results of its operations and its cash flows of L. Luria & Son, Inc. for the year ended January 28, 1995 in conformity with generally accepted accounting principles.




/s/ KPMG Peat Marwick LLP

March 24, 1995

To Our Shareholders:


The Management of Luria & Son, Inc. is responsible for the integrity and objectivity of the financial information presented in this Annual Report. Management has prepared the financial statements in accordance with generally accepted accounting principles, which involve the use of estimates and judgments where appropriate.

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

The accounting firm of Deloitte & Touche LLP has performed an independent audit of the Company's fiscal 1997 and fiscal 1996 financial statements and has issued an unqualified opinion as to the fairness of the financial information contained therein with explanatory paragraphs regarding (i) the Company's change in accounting for certain buying and warehousing costs and (ii) the Company's ability to continue as a going concern.

L. Luria & Son, Inc.



                              L. Luria & Son, Inc.

BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------

                                                                                          FEBRUARY 1,      FEBRUARY 3,
(Dollars in thousands except per share amounts)                                           1997                1996
                                                                                      --------------      --------------

ASSETS
Current Assets
     Cash and cash equivalents                                                          $     1,568       $       4,941
     Accounts receivable                                                                      2,519               1,129
     Income tax receivable                                                                        -               3,392
     Inventories                                                                             44,884              60,087
     Prepaid Expenses                                                                         2,277               1,037
     Assets held for sale                                                                     4,676                   -
     Deferred taxes                                                                               -                 756
                                                                                      --------------      --------------
          Total current assets                                                               55,924              71,342
                                                                                      --------------      --------------

Property and Equipment
     Land                                                                                         -               7,033
     Buildings                                                                                1,631              14,420
     Furniture and equipment                                                                 24,542              27,092
     Leasehold improvements                                                                  19,189              25,952
                                                                                      --------------      --------------
          Total                                                                              45,362              74,497
     Less accumulated depreciation                                                          (25,152)            (36,194)
                                                                                      --------------      --------------
          Property and equipment, net                                                        20,210              38,303

Deferred taxes                                                                                    -               4,466

Other assets                                                                                  1,725                 238
                                                                                      --------------      --------------
          Total assets                                                                   $   77,859         $   114,349
                                                                                      ==============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Short term borrowings                                                                    $   16,973         $         -
Current liabilities
     Accounts payable
          Trade                                                                              31,232              31,054
          Other                                                                               1,944               4,425
     Accrued liabilities and taxes payable                                                   13,931               8,783
     Current portion of long-term debt                                                          850                 206
     Deferred taxes                                                                               -               1,839
                                                                                      --------------      --------------
          Total current liabilities                                                          64,930              46,307
                                                                                      --------------      --------------
Long-term debt                                                                                    -                 791

Deferred taxes and other liabilities                                                          1,612               2,454

Shareholders' equity
     Preferred stock, $1 par value, 5,000,000 share authorized; no shares issued
     Common stock, $.01 par value, 14,000,000 shares authorized;                                 54                  41
       5,486,792 shares issued and outstanding at February 1, 1997 and
       4,100,274 shares issued and outstanding at February 3, 1996
     Class B common stock, $.01 par value, 6,000,000 shares authorized;                           -                  13
       320 shares issued and outstanding at February 1, 1997 and 1,346,634 shares issued and outstanding at February 3, 1996
Additional paid-in capital                                                                   18,327              18,220
(Deficit) Retained earnings                                                                  (7,064)             46,523
                                                                                      --------------      --------------
          Total shareholders' equity                                                         11,317              64,797
                                                                                      --------------      --------------
          Total liabilities and shareholders' equity                                     $   77,859           $ 114,349
                                                                                      ==============      ==============

The accompanying notes to the financial statements are an integral part of these statements


                              L. Luria & Son, Inc.

STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------------------

                                                                                 YEARS ENDED
                                                                ------------------------------------------------

(Dollars in thousands,                                          FEBRUARY 1,       FEBRUARY 3,      JANUARY 28,
  (loss) earnings per common share)                                 1997             1996              1995
----------------------------------------------------------------------------------------------------------------

Net sales                                                         $  121,566        $  173,272       $  210,654
Cost of goods sold, including buying and warehousing costs
     for 1996 and 1995                                                94,427           133,070          152,134
                                                                -------------    --------------    -------------
Gross margin                                                          27,139            40,202           58,520
Operating expenses
     Selling, general and administrative expenses                     59,016            63,945           57,787
     Store closings                                                   12,494             1,090                -
     Loss on assets held for sale                                      1,371                 -                -
                                                                -------------    --------------    -------------
Total operating expense                                               72,881            65,035           57,787
                                                                -------------    --------------    -------------
(Loss) Income from operations                                        (45,742)          (24,833)             733
Interest expense, net                                                  2,188             1,096              497
                                                                -------------    --------------    -------------
(Loss) Income before income taxes and cumulative
     effect of change in accounting principle                        (47,930)         (25,929)              236
Provision (benefit) for income taxes                                   1,271           (6,957)               81
                                                                -------------    --------------    -------------
(Loss) Income before cumulative effect of change
     in accounting principle                                         (49,201)         (18,972)              155
Cumulative effect of change in accounting principle                    4,386                -                 -
                                                                -------------    --------------    -------------
Net (loss) income                                                 $  (53,587)       $ (18,972)       $      155
                                                                =============    ==============    =============

(Loss) earnings per common share before cumulative
     effect of change in accounting principle                     $    (9.03)       $   (3.50)       $     0.03
Cumulative effect of change in accounting principle                    (0.80)               -                 -
                                                                -------------    --------------    -------------
Net (loss) earnings per common share                              $    (9.83)       $   (3.50)       $     0.03
                                                                =============    ==============    =============


The accompanying notes to the financial statements are an integral part of these statements.



                              L. Luria & Son, Inc.

STATEMENTS OF SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------
                                                                         CLASS B
                                          COMMON STOCK                 COMMON STOCK            ADDITIONAL      (DEFICIT)
                                          ------------                 ------------             PAID-IN         RETAINED
  (IN THOUSANDS)                       SHARES        AMOUNT        SHARES        AMOUNT         CAPITAL         EARNINGS
---------------------------------------------------------------------------------------------------------------------------

Balance, January 29, 1994                 3,987     $     39          1,427    $       14      $    18,179     $  65,340
401(k) Plan contribution                     19                                                        130
Conversion of Class B stock                  (8)                          8
Common shares acquired and retired           (7)                                                       (92)
Stock Bonus Plan awards                       1                                                         13
Net income                                                                                                           155
                                     -----------    ---------    -----------   -----------   --------------   -------------

Balance, January 28, 1995                 3,992           39          1,435            14           18,230        65,495
401(k) Plan contribution                     21                                                        102
Conversion of Class B stock                  88            2            (88)           (1)
Common shares acquired and retired           (1)                                                      (112)
Net loss                                                                                                         (18,972)
                                     -----------    ---------    -----------   -----------   --------------   -------------

Balance, February 3, 1996                 4,100           41          1,347            13           18,220        46,523

401(k) Plan contribution                     35                                                         88
Conversion of Class B stock               1,347           13         (1,347)          (13)
Stock Bonus Plan awards                       5                                                         19
Net loss                                                                                                         (53,587)
                                     -----------    ---------    -----------   -----------   --------------   -------------

Balance, February 1, 1997                 5,487     $     54              -    $        -      $    18,327     $  (7,064)
                                     ===========    =========    ===========   ===========   ==============   =============


The accompanying notes to the financial statements are an integral part of these statements.




                              L. Luria & Son, Inc.

STATEMENTS OF CASH FLOWS
                                                                                    FISCAL YEARS ENDED
                                                                      FEBRUARY 1,      FEBRUARY 3,      JANUARY 28,
  (Dollars in thousands)                                                  1997             1996             1995
---------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
    Net (loss) income                                                  $   (53,587)     $   (18,972)       $     155
     Adjustments to reconcile net income to net cash used in
          (provided) by operating activities:
               Depreciation                                                  3,683            3,982            4,311
               Deferred taxes (benefit)                                      2,294           (4,189)             612
               Stock contributions to benefit plans                             88              102              130
               Write-off disposed property against
                    restructuring reserve                                        -            1,128              268
               Write-off for disposal of property                            2,187              297                -
               Gain on sale of property                                        (87)               -                -
               (Increase) decrease in other assets                             185              (24)             130
               (Increase) decrease in accounts receivable and
                    income tax receivable                                    2,002           (2,887)             643
               (Increase) decrease in inventories                           15,203           22,844            4,539
               (Increase) decrease in prepaid expenses                      (1,240)           1,679             (511)
               Increase (decrease) in accounts payable                      (2,303)         (11,794)           3,847
               Increase (decrease) in accrued liabilities,
                    taxes payable and other liabilities                      5,922            4,125           (5,419)
                                                                      -------------    -------------    -------------
Net cash (used in) provided by operating activities                        (25,653)          (3,709)           8,705
                                                                      -------------    -------------    -------------
Cash flows from investing activities:
     Additions to property, net                                             (4,607)          (2,153)         (14,700)
     Proceeds from sale of property                                            372                -                -
                                                                      -------------    -------------    -------------
Net cash used in investing activities                                       (4,235)          (2,153)         (14,700)
                                                                      -------------    -------------    -------------
Cash flows from financing activities:
     Borrowings under line of credit agreement                             162,994           24,700           23,100
     Repayments of borrowings under line
          of credit agreement                                             (146,021)         (24,700)         (23,100)
     Repayments of long-term debt                                             (147)            (185)            (197)
     Stock plan activity                                                        19                -               13
     Proceeds from sale leaseback                                            9,670                -                -
     Common shares acquired and retired                                          -             (112)             (92)
                                                                      -------------    -------------    -------------
Net cash provided by (used in) financing activities                         26,515             (297)            (276)
                                                                      -------------    -------------    -------------
Net decrease in cash and cash equivalents                                   (3,373)          (6,159)          (6,271)
Cash and cash equivalents, beginning of year                                 4,941           11,100           17,371
                                                                      -------------    -------------    -------------
Cash and cash equivalents, end of year                                  $    1,568      $     4,941      $    11,100
                                                                      =============    =============    =============

Supplemental disclosures of cash flow information
     Cash paid during the year for:
         Interest (net of amounts capitalized)                          $    2,085      $     1,207      $       740
         Income taxes paid (refunded)                                   $   (7,270)     $    (1,017)     $     1,224
                                                                      =============    =============    =============

The accompanying notes to the financial statements are an integral part of these statements

NOTES TO FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS) YEARS ENDED FEBRUARY 1, 1997, FEBRUARY 3, 1996 AND JANUARY 28, 1995

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL - L. Luria & Son, Inc. (the "Company") operates in a single business segment, the specialty discount retail industry. The Company reports on a 52-53 week year ending the Saturday nearest January 31. Fiscal year 1997, consisted of 52 weeks, 1996 and 1995 consisted of 53 weeks and 52 weeks respectively. The Company sells a broad line of jewelry, watches, kitchenware, fragrances, bath and body products, and giftware merchandise. In addition, the Company sells housewares, small appliances, consumer electronics, home furnishings, luggage, cameras and other merchandise.

     GOING CONCERN - The Company has incurred substantial operating losses during the past two fiscal years which has (i) decreased stockholders' equity by over $72,000, (ii) caused a deficiency in working capital and (iii) caused the Company to be unable to comply with certain terms and covenants of its credit agreement without waivers from the lender or amending such agreement (see Note
9). During fiscal 1997, the Company announced a plan to address its working capital needs. The Company has begun to implement such plan, which included the closing and liquidation of seventeen under-performing stores in the fourth quarter of fiscal 1997 and the sale of its distribution and headquarters facility in the first quarter of fiscal 1998. The strategic plan also includes the reduction of operating expenses consistent with the reduced store count, including the reduction of labor costs, the reduction of advertising expenditures through utilization of more effective media, and a change in merchandising strategy, including purchasing higher margin products to increase the Company's profit margin and the use of loss leaders to increase store traffic. In addition, the Company is continuing to analyze its operations in order to identify other opportunities for profit margin improvement and expense reductions.

     Management believes that the short-term and long-term working capital and capital expenditure needs of the Company will be met only if the Company's operating results significantly improve in the near future. The achievement of an improvement in the Company's operating results, as well as its ability to operate as a going concern, will depend on, among other things, the short-term and long-term success of the Company's strategic plan discussed above, the successful renegotiation of the terms of its credit agreement or obtaining other credit facilities, the continued support of the Company's numerous providers of goods and services, the competitive environment, the prevailing economic climate, the ability of the Company to adapt to these conditions, and the successful negotiations with landlords to terminate lease agreements related to the closing of its under-performing stores. No assurances can be given that the Company can successfully implement its strategic plan or obtain the additional sources of funds in the future.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities during the reported period. Actual results could differ from those estimates.

     CHANGE IN ACCOUNTING METHOD - Effective February 4, 1996, the Company changed its method of accounting for certain buying and warehousing costs. The Company believes that this change provides a better measurement of operating results given the changes in the Company's operations, including the reduction in the size of operations, the anticipated sale of certain facilities, the excess capacity of the existing distribution and headquarters facility and management's intent to operate a significantly smaller distribution facility. The warehouse and buying costs that were capitalized to inventory as of February 3, 1996 are reflected in the 1997 statement of operations as a cumulative effect of a change in accounting of $4,386. Beginning in the fiscal year ended January 25, 1997, such buying and warehousing costs are expensed as incurred and included in operating expenses in the statement of operations.

     If the change in accounting had been applied to the years ended February 3, 1996 and January 28, 1995, the pro forma net loss and net loss per common share would have been as follows:

                                           FISCAL YEARS ENDED
                                      FEBRUARY 3,         JANUARY 28,
                                         1996                1995
                                    --------------      --------------
Net (loss) income
   As reported                       $    (18,972)         $       155
   Pro forma                         $    (18,650)         $      (525)

Net (loss) earnings per
common share
   As reported                       $      (3.50)         $      0.03
   Pro forma                         $      (3.44)         $     (0.10)

     CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     INVENTORIES - Inventories are stated at the lower of FIFO (first in, first out) cost or market.

     PROPERTY AND EQUIPMENT - Property is stated at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets, or where applicable, the lives of the respective leases, as follows:

     Buildings..........................    30 - 45 years
     Leasehold improvements.............    10 years
     Furniture and equipment............    10 years
     Computer and office equipment......     5 years

     Interest on borrowed funds is capitalized during construction of property. During the fiscal years ended February 1, 1997, February 3, 1996 and, January 28, 1995, $58, $44, and $97 of interest was capitalized, respectively.

     ADVERTISING AND START-UP COSTS - Advertising costs are charged to expense when incurred. The Company and its vendors participate in cooperative advertising programs in which the vendors reimburse the Company for a portion of advertising costs. Advertising expense, net of vendor reimbursements, for fiscal years 1997, 1996 and 1995 was $8,864, $12,968 and $7,138, respectively. Costs related to the opening of new stores are charged to operations in the fiscal year to which they pertain.

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

     EARNINGS PER COMMON SHARE - Earnings per common share were computed by dividing net income by the weighted average number of shares of common stock and Class B common stock ("Class B stock") outstanding during the year. The weighted average number of shares used in the computations were 5,449,000, 5,417,000 and 5,410,000 for fiscal years ended 1997, 1996 and 1995, respectively. Option shares are generally antidilutive, therefore they have not been included in earnings per share calculations.

     IMPAIRMENT OF LONG-LIVED ASSETS - The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles related to those assets to be held and used and for disposal of long-lived assets and certain intangibles. Long-lived assets and certain identifiable intangibles to be held and used by a company are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and certain identifiable intangibles to be disposed of are to be reported generally at the lower of the carrying cost amount or fair value less cost to sell. Adoption of SFAS No. 121 did not have a significant impact on the Company's financial position or results of operations.

     ACCOUNTING FOR STOCK BASED COMPENSATION - SFAS No. 123, "Accounting for Stock Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation to employees using the intrinsic value method as prescribed by the Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options issued to employees are measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee must pay for the stock. SFAS No. 123 requires companies using the intrinsic value method to make certain proforma disclosures using the fair-value method. The Company's financial position and results of operations for the fiscal year ended February 1, 1997 have not been impacted by this accounting treatment.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." requires disclosure of the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the Balance Sheets of the Company, for which it is practical to estimate the fair value. There are no significant differences in the carrying value and the fair market value of the financial instruments reported on the Balance Sheets presented.

     RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with current year presentation.

2.  INVENTORIES

     Inventories at February 1, 1997 and February 3, 1996 are summarized as follows:

                                                    1997                1996
                                                   -------            -------

     Jewelry...............................        $26,172            $32,620
     General Merchandise...................        $18,712            $27,467
                                                   -------            -------
     Total................................         $44,884            $60,087
                                                   =======            =======

3.  STORE CLOSINGS AND SALE OF DISTRIBUTION AND HEADQUARTERS FACILITY

     During the fiscal year ended February 1, 1997, the Company closed seventeen stores. In connection therewith, $12,494 was charged to operations consisting of the following:

          Loss on liquidation of inventories                  $  4,361
          Estimated future occupancy costs
               subsequent to closing of stores                   4,156
          Other                                                  3,977
                                                              --------
          Total                                               $ 12,494
                                                              ========

     These charges are based on a series of estimates and final actual results could vary from these estimates, depending on certain factors, particularly the settlement of future carrying costs for the closed stores.

     The Company also sold its distribution and headquarters facility in March, 1997. The estimated loss of $1,371 on the sale of this facility has been recorded as a charge to operating expenses in the year ended February 1, 1997 and the fair value of the facility, net of costs to sell, is reflected on the balance sheet as Assets held for sale.

     In the fiscal year ended February 3, 1996, the Company included $1,090 in operating expenses applicable to closed stores.

4.  INCOME TAXES

     The components of the provision (benefit) for income taxes are as follows:

                                           FISCAL YEARS ENDED
                             FEBRUARY 1,       FEBRUARY 3,       JANUARY 28,
                                1997              1996              1995
                            --------------    --------------    --------------
Current
     Federal                 $     (1,023)     $     (3,094)     $       (501)
     State                              -               325               (30)
                            --------------    --------------    --------------
          Total                    (1,023)           (2,769)             (531)

Deferred                            2,294            (4,188)              612
                            ==============    ==============    ==============
          Total              $      1,271      $     (6,957)     $         81

                            ==============    ==============    ==============

A reconciliation of the Federal statutory rate and the Company's effective tax rate is as follows:

                                             FISCAL YEARS ENDED
                              FEBRUARY 1,        FEBRUARY 3,       JANUARY 28,
                                  1997               1996              1995
                              -------------      -------------     ------------
US federal tax rate                 (35.0)%            (35.0)%           34.0%
Effect of:
  State income taxes
     net of federal
     income tax benefit                 -                3.9              6.3
  Valuation allowance                 35.4                 -                -
  Graduated benefit                    1.0               1.0             (5.3)
  Other                                1.0               3.3             (0.7)
                              =============      =============     ============
Effective tax rate                     2.4%            (26.8)%           34.3%
                              =============      =============     ============

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at February 1, 1997 are presented as follows:

                                                                      FEBRUARY 1,         FEBRUARY 3,
                                                                         1997                1996
                                                                     --------------      --------------
Deferred tax assets:
  Excess of financial statement basis in reserves over tax            $      2,515        $        756
  Carryforward tax benefits                                                 16,406               4,466
  Other                                                                        594                   -
                                                                     -------------        ------------
     Total gross deferred tax assets                                             $                   $
                                                                            19,515               5,222
                                                                     --------------      --------------

Deferred tax liabilities
  Property, plant & equipment                                        $         803        $      1,089
  Inventory costs                                                                -               1,431
  Other                                                                          -                 408
                                                                     --------------      --------------
     Total gross deferred tax liabilities                            $         803        $      2,928
     Valuation allowance                                                   (18,712)                  -
                                                                     ==============      ==============
     Net deferred tax asset                                          $           0        $      2,294
                                                                     ==============      ==============

As of February 1, 1997, the Company had net operating loss carryforwards available to offset future taxable federal income of approximately $44,000. The use of the net operating loss has a 15 year carryforward period which will expire in the fiscal year ending 2012.

5.   ACCRUED LIABILITIES AND TAXES PAYABLE

Accrued liabilities and taxes payable at February 1, 1997 and February 3, 1996 are as follows:

                                      FEBRUARY 1,      FEBRUARY 3,
                                         1997              1996
                                     --------------    -------------

Closed stores                          $     4,506       $    1,302
Taxes Payable                                3,649            1,779
Other                                        5,776            5,702
                                     --------------    -------------
Total                                  $    13,931       $    8,783
                                     ==============    =============

6.  LEASE TRANSACTIONS

     Substantially all of the Company's stores and certain equipment are leased under long-term leases and accounted for as operating leases. Two of the stores are leased from related parties. Total rental expense is as follows:

                                       FISCAL YEARS ENDED
                           FEB 1, 1997      FEB 3, 1996      JAN 28, 1995
                           -----------      -----------      ------------

Former shareholders          $   152          $    205          $   152
Other                          5,699            11,156            8,385
                             -------          --------          -------
Total                        $ 5,851          $ 11,361          $ 8,537
                             =======         =========          =======

     Certain leases are on a net rental basis and include real estate taxes, insurance and other items as additions to the minimum annual rental. Certain other leases include provisions for additional rentals based on gross annual sales in excess of stipulated amounts and increases for real estate taxes, insurance and other items which exceeded amounts stated in the leases. Contingent rent expense was not significant. The majority of the leases are renewable at slightly escalated rates at the Company's option.

Future minimum payments on all non-cancelable operating leases in effect at February 1, 1997 are as follows:

                         FORMER
                      SHAREHOLDERS        CONTINUING         CLOSED
FISCAL YEAR              LEASES           OPERATIONS         STORES            TOTAL
----------------------------------------------------------------------------------------

1998                   $      38         $    3,569       $    2,379       $    5,986
1999                           -              3,679            2,150            5,829
2000                           -              3,698            1,868            5,566
2001                           -              3,683            1,577            5,260
2002                           -              3,746            1,413            5,159
Thereafter                     -             27,538           11,344           38,882
                       ---------         ----------       ----------       ----------
Totals                 $      38         $   45,913       $   20,731       $   66,682
                       =========         ==========       ==========       ==========

     The Company is in the process of negotiating the termination of closed store leases. During April, 1997, three of the leases related to closed stores have been terminated.

7.  RELATED PARTY TRANSACTIONS

     During the year ended February 1, 1997, the Company purchased merchandise from two companies that are controlled by certain current officers, directors and shareholders. The amount purchased and paid during fiscal 1997 was approximately $4.0 million.

8.  EMPLOYEE BENEFIT PLANS

     In 1992, the Board of Directors and shareholders approved the 1992 Stock Option Plan (the "1992 Plan") granting options to purchase an aggregate of up to 350,000 shares of Common Stock to officers and key employees of the Company at the discretion of the Compensation and Stock Option Committee of the Board of Directors. Options are granted at the discretion of the Compensation and Stock Option Committee of the Board of Directors. Certain option shares granted become exercisable in part beginning two years after the date of grant while other option shares granted are exercisable one year from the date of grant. In 1993, the Board of Directors and shareholders approved an increase to 500,000 in the number of shares of Common Stock reserved for grant under the 1992 Plan and approved the Directors Stock Option Plan ("Directors Plan"). The Directors Plan grants to non-employee Directors options to purchase an aggregate of up to 70,000 shares of Common Stock. Options are granted at the fair market value at date of grant. The Directors Plan provides for the annual issuance of options to purchase 1,000 shares to each Director after each annual meeting provided the Company recognizes a net profit during the preceding fiscal year. In 1996, the Board of Directors approved the 1996 Stock Option Plan (the "1996 Plan") granting options to purchase an aggregate of up to 500,000 shares of Common Stock to officers and key employees of the Company at the discretion of the Compensation and Stock Option Committee of the Board of Directors. The terms and conditions of the 1996 Plan are essentially the same as The Plan. Options are granted at the discretion of the Compensation and Stock Option Committee of the Board of Directors.

     The fair value of each option was estimated on the date of grant, using the Black-Scholes option-pricing model using the following assumptions; risk-free interest rate of 7%, expected lives of 5 years, volatility of 73%, and no dividend yield. The difference between compensation cost as measured in accordance with SFAS No. 123 and APB No. 25 is not material.

Changes in the number of shares subject to option and option prices are summarized as follows:


                                                   1995                         1996                          1997
                                        --------------------------    --------------------------    --------------------------
                                        SHARES    WEIGHTED-AVERAGE    SHARES    WEIGHTED-AVERAGE    SHARES    WEIGHTED-AVERAGE
OPTIONS                                 (000)      EXERCISE PRICE     (000)      EXERCISE PRICE     (000)      EXERCISE PRICE
-------                                 ------    ----------------    ------    ----------------    ------    ----------------

Outstanding at beginning of year         297           $ 9             395           $ 9             755           $ 7
Granted                                  120             9             557             5             185             5
Forfeited                                 22            10             197             5             722             7
                                        ------                        ------                        ------
Outstanding at end of year               395           $ 9             755           $ 7             218           $ 6
                                        ======                        ======                        ======

Options exercisable at year-end          207                           203                            91
Weighted-average fair value of
  options granted during the year       $6.23                         $3.06                          $2.88

The following table summarized information about stock options outstanding at February 1, 1997.

                                        OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
                         -------------------------------------------------------         -----------------------------------
                            NUMBER       WEIGHTED-AVERAGE                                  NUMBER
   RANGE OF              OUTSTANDING         REMAINING          WEIGHTED-AVERAGE         EXERCISABLE         WEIGHTED-AVERAGE
EXERCISE PRICES          AT 02/01/97     CONTRACTUAL LIFE        EXERCISE PRICE          AT 02/01/97          EXERCISE PRICE
                           (000)                                                           (000)
---------------          -----------     ----------------       ----------------         -----------         -----------------

$ 4 to 7                    182               5                       $ 5                    56                    $ 4
$ 9 to 12                    36               1.6                     $10                    36                    $10
                         -----------                                                     ----------
$ 4 to 12                   218               4.5                     $ 6                    91                    $ 7
                         ===========                                                     ==========

     The Stock Bonus Plan (the "Bonus Plan") authorizes awards in the aggregate of 100,000 shares of Common Stock to officers and key employees of the Company at the discretion of the Compensation and Stock Option Committee of the Board of Directors. This Bonus Plan, which expires on April 1, 1999, provides that shares of Common Stock awarded to any employee shall be delivered to such employee in equal yearly installments for a period of three years commencing two years after the date of such award. In fiscal 1990, stock awards for an aggregate of 8,500 shares of Common Stock were made under the Bonus Plan, of which awards for 4,000 shares have expired and the remaining 4,500 shares were distributed. In fiscal 1997 a stock award was made for 5,000 shares of Common Stock under the Bonus Plan.

     The Company has a Tax Deferred Savings Plan (the "401(k) Plan") which covers substantially all full-time employees with over one year of service. Contributions to the 401(k) Plan are at the discretion of the Board of Directors. In fiscal 1997, 1996, and 1995, 35, 21 and 19 of the Company's shares of Common Stock were contributed to the 401(k) Plan, respectively.

9.  LONG-TERM DEBT

     The Company has a revolving line of credit in the amount of $40,000, which expires in June, 1998. Borrowings under the revolving line of credit are collateralized by substantially all of the assets of the Company and bear interest at a per annum rate equal to one percentage point above the reference rate. At February 1, 1997, the applicable rate was 9.25%. The Company's revolving line of credit agreement contains restrictions that prohibit the Company from, among other things, paying cash dividends and purchasing and selling certain assets without the consent of the lender. In addition, financial covenants have been incorporated into the agreement , requiring the Company to maintain certain financial ratios and financial performance. At February 1, 1997, the Company is in violation of three covenants of the agreement and has obtained a waiver from the lender. However, the Company is presently unable to meet the covenants on an ongoing basis without waivers from the lender or amending the agrement. Accordingly, the balance of $16,973 outstanding under the revolving line of credit at February 1, 1997 is included in current liabilities. In addition, the Company and the lender have agreed to reduce the maximum borrowings under the revolving line of credit to $30,000.

     An industrial revenue bond, bearing interest at a rate of approximately 65% of the prime rate, in the amount of $850 at February 1, 1997 and $997 at February 3, 1996, collateralized by the Company's distribution and headquarters facility, is classified as a current liability at February 1, 1997 due to the sale of such facility in March, 1997 (Note 3).

10.  SHAREHOLDERS' EQUITY

     The Company offers terminating participants of the Tax Deferred Savings Plan the ability to sell their shares of the Company's Common Stock to the Company at the market price. Any shares which are repurchased by the Company are returned to authorized but unissued in the fiscal year acquired. During fiscal 1997, 1996 and 1995 terminating participants' shares acquired were approximately 0, 1,000 and 7,000 shares respectively.

     The Class B Stock differs from the outstanding Common Stock in certain ways. Holders of Class B Stock are entitled to ten votes per share on each matter that is submitted to shareholders for approval, with the exception of the election of the Board of Directors. The Common Stock is entitled to a cash dividend preference, such that each share of Class B Stock will be entitled to 90% of any cash dividend to which each share of Common Stock is entitled, in the event a cash dividend is declared.

11.  COMMITMENTS  AND  CONTINGENCIES

     In February, 1997, the Company settled a lawsuit against Service Merchandise Co., Inc. for $1,800. No award amount has been reflected in the Company's 1997 financial statements.

     At February 1, 1997, the Company has outstanding unused letters of credit in the amount of $2,400.

     The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial condition of the Company.

12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except  loss per common share)

                                          AS PREVIOUSLY REPORTED                           AS RESTATED(1)
                                -------------------------------------------  ----------------------------------------
FISCAL YEAR                          FIRST         SECOND          THIRD          FIRST        SECOND        THIRD        FOURTH
FEBRUARY 1, 1997                    QUARTER       QUARTER         QUARTER        QUARTER      QUARTER       QUARTER      QUARTER
------------------------------  -------------------------------------------  ----------------------------------------------------

Net Sales                          $  29,369      $  27,552      $  23,581      $  29,369    $  27,552     $  23,581    $  41,064
Gross Margin                           8,308          6,690          3,454          7,956        6,358         3,351        9,474
Net loss before
  cumulative effect of change         (2,662)        (3,893)       (16,785)        (3,014)      (4,225)      (16,888)     (25,074)
Cumulative effect of change
  in accounting principle,net              -              -              -         (4,386)           -             -            -
                                ------------- -------------- --------------  ------------  ------------  ------------  ----------
Net loss                              (2,662)        (3,893)       (16,785)        (7,400)      (4,225)      (16,888)     (25,074)
                                ============= ============== ==============  ============  ============  ============  ==========
Loss per common share
  before cumulative effect             (0.49)         (0.71)         (3.08)         (0.55)       (0.78)        (3.10)       (4.60)
Cumulative effect of change
  in accounting principle                  -              -              -          (0.80)           -             -            -
                                ============= ============== ==============  ============  ============  ============  ==========
Net loss per common share          $   (0.49)     $   (0.71)     $   (3.08)     $   (1.35)   $   (0.78)    $   (3.10)   $   (4.60)
                                ============= ============== ==============  ============  ============  ============  ==========


FISCAL YEAR                        FIRST         SECOND          THIRD          FOURTH
FEBRUARY 3, 1996                  QUARTER       QUARTER         QUARTER        QUARTER
----------------------------------------------------------------------------  ---------------

Net Sales                          $  37,902       $  33,840      $  31,150      $  70,380
Gross Margin                          11,049           9,328          6,220         13,605
Net loss                                (982)         (1,954)        (5,285)       (10,751)
                                ------------- --------------- --------------  -------------
Net loss per common share          $   (0.18)      $   (0.36)     $   (0.97)     $   (1.99)
                                ============= =============== ==============  =============

(1) The losses for the first, second and third quarters of the year ended February 1, 1997 have been restated to reflect the change in accounting method as stated previously in Note 1, "Summary of Significant Accounting Policies".

The fiscal 1997 fourth quarter loss included a reduction in gross margin of $4,131 which is primarily due to reduced sales due to the closing of 17 stores during the fourth quarter of fiscal 1997 combined with greater discounts and promoted products sold at lower margins. In addition, the Company's operating expenses include $12,494 in expenses related to the closing of 17 stores in the fourth quarter of fiscal 1997 and $1,371 in expenses related to the write-down of the Miami Lakes distribution and headquarters facility.

The fiscal 1996 fourth quarter loss included a reduction in gross margin of $11,700. This reduction was principally attributable to a $4,700 loss of gross profit on reduced volume, shrinkage and inventory valuation adjustments of approximately $3,000, as well as lower gross margins on realized sales due to increased promotional activity.

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

(a) (1)         Financial Statements

                       Reference is made to the Index set forth on page 8 of
                            this Annual Report on Form 10(k).

(a)(2)          Financial Statement Schedules

                               None

(a)(3)          Exhibits

2(a) Real Estate Purchase and Sale Contract between CNL Realty Advisors, Inc. and L. Luria & Son, Inc. for 4900 W. Kennedy Blvd., Tampa, Florida 33609 (incorporated by reference to
                Exhibit 2.1 of the Company's 8-K filed with the Securities Exchange Commission on July 12, 1996).

2(b) Exhibit 2.2 Real Estate Purchase and Sale Contract between CNL Realty Advisors, Inc. and L. Luria & Son, Inc. for 11905 S. Dixie Highway, South Miami, Florida 33156 (incorporated by reference to Exhibit 2.2 of the Company's 8-K filed with the Securities Exchange Commission on July 12, 1996).

2(c) Real Estate Purchase and Sale Contract between CNL Realty Advisors, Inc. and L. Luria & Son, Inc. for 2 Miracle Mile, Coral Gables, Florida 33146 (incorporated by reference to
                Exhibit 2.3 of the Company 8-K filed with the Securities Exchange Commission on July 12, 1996).

3(a)            Restated Articles of Incorporation (incorporated by reference to
                Exhibit 3(a) of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1987).

3(b) By-Laws, as amended (incorporated by reference to Exhibit 3(a) of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1987).

10(a)           Loan and Security Agreement by and between L. Luria & Son, Inc.
                and Foothill Capital Corporation dated as of February 22, 1996 (incorporated by reference to Exhibit 10(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 3,
                1996).

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

10(g)(4) 1996 Stock Option Plan (incorporated by reference to Exhibit 10(g)(4) of the Company'a Annual Report on Form 10-K for the fiscal year ended February 3, 1996).

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

10(n) Employment Agreement with Peter Luria (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the thirteen weeks ended November 2, 1996).

10(o) Employment Agreement with Rachmil Lekach (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the thirteen weeks ended November 2, 1996).

18.             Letter regarding change in accounting principles.

21. Subsidiaries of Registrant (incorporated by reference to Exhibit 22 of the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1996).

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

10(g)(4) 1996 Stock Option Plan.

10(h)    Stock Bonus Plan of the Company.

10(i)(1) 1991 Discretionary Bonus Formula for the President of the Company.

10(j)    1993 Directors' Stock Option Plan.

10(n)    Employment Agreement with Peter Luria.

10(o)    Employment Agreement with Rachmil Lekach.

(b) There were two reports on Form 8-K filed with the SEC in the fourth quarter of fiscal 1997. A Form 8-K was filed on December 17, 1996 regarding earnings and strategic direction. A Form 8-K was filed on January 10, 1997 regarding an agency agreement with Gordon Brothers Partners,Inc. with respect to the store closing sales.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Zecurities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        L. LURIA & SON, INC.



                                        By: /s/ RACHMIL LEKACH
                                            ------------------------
                                           Rachmil Lekach
                                           Chief Executive Officer

Dated:  May 2, 1997

Pursuant to the requirements of Section 13 or 15(d) of the Zecurities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE AND TITLE                                         DATE
-------------------                                         ----


/s/ ILIA LEKACH                                        May 2, 1997
--------------------------------------
Ilia Lekach, Chairman of the Board

/s/ RACHMIL LEKACH                                     May 2, 1997
--------------------------------------
Rachmil Lekach, Chief Executive Officer
and Director

/s/ PETER LURIA                                       May 2, 1997
--------------------------------------
Peter Luria, President and Director

/s/ ALBERT FRIEDMAN                                   May 2, 1997
--------------------------------------
Albert Friedman, Executive Vice President,
Chief Financial Officer and Director

/s/  HARRY J. DIVEN  JR                                May 2, 1997
--------------------------------------
Harry J. Diven, Jr., Director

/s/ ERWIN ZAFIR                                        May 2, 1997
--------------------------------------
Erwin Zafir, Director

/s/ JOEL EIDESTEIN                                     May 2, 1997
--------------------------------------
Joel Eidelstein, Director

/s/ FRED FUHRMANN                                      May 2, 1997
--------------------------------------
Fred Fuhrmann, Director

                                  EXHIBIT INDEX

18.      Letter regarding change in accounting principles.

23(a)    Consent of Deloitte & Touche LLP.

23(b)    Consent of KPMG Peat Marwick, LLP

27.1     Financial Data Schedule