Form 10-K/A
period 1997-02-01
LURIA L & SON INC
filed 1997-05-12
CIK 277057

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended: February 1, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________________ to _______________

                         Commission file number: 1-8057

                              L. LURIA & SON, INC.
             (Exact name of registrant as specified in its charter)

                FLORIDA                                         59-0620505
     -------------------------------                       -------------------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                       identification No.)

       5770 MIAMI LAKES DRIVE
        MIAMI LAKES, FLORIDA                                      33014
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:          (305) 557-9000

          Securities registered pursuant to Section 12(b) of the Act:

       Title of each class           Name of each exchange on which registered

     SHARES OF COMMON STOCK,                  NEW YORK STOCK EXCHANGE
         $.01 PAR VALUE

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

===============================================================================

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

RESULTS AND OPERATIONS

         The following table sets forth the Company's results of operations expressed as a percentage of net sales for the periods indicated:

                                                                                PERCENT OF NET SALES
                                                                                 FISCAL YEAR ENDED
                                                                  -----------------------------------------------
                                                                  FEBRUARY 1,       FEBRUARY 3,       JANUARY 28,
                                                                      1997              1996              1995
                                                                  -----------       -----------       -----------
Net sales.................................................           100.0%            100.0%            100.0%

Cost of goods sold, buying and warehousing costs..........            77.7              76.8              72.2

Gross margin..............................................            22.3              23.2              27.8

Operating expenses........................................

Selling, general and administrative expenses..............            48.5              37.4              27.5

Store closings............................................            10.3               0.1                 -

Sale of distribution and headquarters facilities..........             1.1                 -                 -

Total operating expenses..................................            59.9              37.5              27.5

(Loss) income from operations.............................           (37.6)            (14.3)              0.3

Interest expense, net.....................................             1.8               0.6               0.2

(Loss) income before income taxes and cumulative effect...           (39.4)            (14.9)              0.1

Provision (benefit) for income taxes......................             1.0              (4.0)                -

Net (loss) income before cumulative effect................           (40.4)            (10.9)              0.1

Cumulative effect of change in accounting.................             3.6                 -                 -

Net (loss) income.........................................           (44.0)%           (10.9)%             0.1%

Change in same store sales(1).............................           (26.3)%           (11.2)%           (13.0)%

-----------

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

      The Company had cash and cash equivalents of approximately $1.6 million at February 1, 1997 (fiscal year 1997), compared to $4.9 million at February 3, 1996 (fiscal year 1996). The Company had a deficiency in working capital of $9.0 million at February 1, 1997 and had working capital of $25.6 million at February 3, 1996. Net cash used by operating activities was approximately $25.0 million primarily due to the net operating loss of $53.6 million, partially offset by a decrease in inventories of $15.2 million, an increase in accrued liabilities of $5.9 million and a $2.2 million write-off for the disposal of property, net. This compares to cash used in operating activities of $3.7 million in fiscal year 1996 which was primarily due to the net operating loss of $19.0 million and a decrease in both accounts payable and accrued expenses, offset by a $22.8 million decrease in inventories.

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

      The Company has incurred substantial operating losses during the past two fiscal years which has (i) decreased stockholders' equity by over $72 million,
(ii) caused a deficiency in working capital and (iii) caused the Company to be in violation of certain terms and covenants of its credit agreement (see Note 9 of Notes to Financial Statements). During fiscal 1997, the Company announced a plan to address its working capital needs. The Company has begun to implement such plan, which included the closing and liquidation of seventeen under-performing stores in the fourth quarter of fiscal 1997 and the sale of its distribution and headquarters facility in the first quarter of fiscal 1998. The strategic plan also includes the reduction of operating expenses consistent with the reduced store count, including the reduction of labor costs, the reduction of advertising expenditures through utilization of more effective media, and a change in merchandising strategy, including purchasing higher margin products to increase the Company's profit margin and the use of loss leaders to increase store traffic. In addition, the Company is continuing to analyze its operations in order to identify other opportunities for profit margin improvement and expense reductions.

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

                                                L. LURIA & SON, INC.

                                                By:  /s/ ALBERT FRIEDMAN
                                                     -------------------------
                                                     Albert Friedman
                                                     Chief Financial Officer

Dated:    May 9, 1997