Form 10-Q
period 1997-05-03
LURIA L & SON INC
filed 1997-05-23
CIK 277057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE THIRTEEN WEEKS ENDED MAY 3, 1997

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________ to __________________

                          Commission file number:1-8057

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

                                Yes [X] No [ ]

            Common stock, par value $.01 per share: 5,486,792 shares
                         outstanding as of May 22, 1997

               Class B stock, par value $.01 per share: 670 shares
                         outstanding as of May 22, 1997

                        This filing consists of 11 pages

                              L. LURIA & SON, INC.

                                TABLE OF CONTENTS

               PART I - FINANCIAL INFORMATION                              PAGE
                                                                           ----

ITEM 1.     FINANCIAL STATEMENTS

            Condensed Balance Sheets - May 3, 1997 (Unaudited) and
            February 1, 1997 .............................................   3

            Condensed Statements of Operations (Unaudited), for
            the thirteen weeks ended May 3, 1997 and May 4, 1996 .........   4

            Condensed Statements of Cash Flows (Unaudited), for
            the thirteen weeks ended May 3, 1997 and May 4, 1996 .........   5

            Notes to Condensed Financial Statements.......................   6

ITEM 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................   8

               PART II - OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K..............................  10

            Signatures....................................................  11

Item 1. Financial Statements

                              L. LURIA & SON, INC.
                            CONDENSED BALANCE SHEETS

                                                                          MAY 3,    FEBRUARY 1,
(Dollars in thousands, except per share amounts)                           1997        1997
                                                                       -----------  -----------
                                                                       (UNAUDITED)
Assets
Current assets
     Cash and cash equivalents                                            $   836    $ 1,568
     Accounts receivable                                                    1,289      2,519
     Inventories                                                           44,190     44,884
     Prepaid expenses                                                       1,992      2,277
     Assets held for sale, net                                                  -      4,676
                                                                          -------    -------
          Total current assets                                             48,307     55,924
                                                                          -------    -------
Property and Equipment, net                                                19,759     20,210
Other assets                                                                1,425      1,725
                                                                          -------    -------
          Total assets                                                    $69,491    $77,859
                                                                          =======    =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Short term borrowings                                                $17,756    $16,973
     Accounts payable and accrued liabilities                              40,295     47,107
     Current portion of long-term debt                                          -        850
                                                                          -------    -------
          Total current liabilities                                        58,051     64,930
                                                                          -------    -------

Deferred taxes and other liabilities                                        1,676      1,612

Shareholders' equity
     Preferred stock, $1 par value, 5,000,000 shares authorized;
       no shares issued
     Common stock, $.01 par value, 14,000,000 shares authorized;               54         54
       5,486,792 shares issued and outstanding at May 3, 1997 and
       5,486,792 shares issued and outstanding at February 1, 1997
     Class B common stock, $.01 par value, 6,000,000 shares authorized;
       670 shares issued and outstanding at May 3, 1997 and 670 shares issued and outstanding at February 1, 1997
Additional paid-in capital                                                 18,327     18,327
(Deficit) Retained earnings                                                (8,617)    (7,064)
                                                                          -------    -------
          Total shareholders' equity                                        9,764     11,317
                                                                          -------    -------
          Total liabilities and shareholders' equity                      $69,491    $77,859
                                                                          =======    =======

The accompanying notes to the financial statements are an integral part of these statements

                              L. LURIA & SON, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              FOR THE THIRTEEN WEEKS ENDED

(Dollars in thousands, except                                  MAY 3,              MAY 4,
loss per common share)                                          1997                1996
----------------------------------------------------------------------------------------------
                                                                              (AS RESTATED)(1)
Net sales                                                    $  16,973            $ 29,369
Cost of goods sold                                              11,194              21,413
                                                             ---------            --------
Gross margin                                                     5,779               7,956
Operating expenses                                               8,757              12,305
                                                             ---------            --------
Loss from operations                                            (2,978)             (4,349)
Other income                                                     1,850                   -
Interest expense, net                                             (425)               (270)
                                                             ---------            --------
Loss before income tax benefit                                  (1,553)             (4,619)
Benefit for income taxes                                             -              (1,605)
                                                             ---------            --------
Net loss before cumualtive effect of change in
     accounting principle                                       (1,553)             (3,014)

Cumulative effect of change in accounting principle, net             -              (4,386)
                                                             ---------            --------
Net loss                                                     $  (1,553)           $ (7,400)
                                                             =========            ========

Weighted average number of common shares outstanding             5,487               5,447
                                                             =========            ========

Loss per common share before cumulative effect               $   (0.28)           $  (0.55)
Cumulative effect of change in accounting principle, net           -                 (0.80)
                                                             ---------            --------
Net loss per common share                                    $   (0.28)           $  (1.35)
                                                             =========            ========

(1) The losses for the first quarter of the year ended February 1, 1997 have been restated to reflect the change in accounting method as stated previously in Form 10K for the fiscal year ended February 1, 1997.

The accompanying notes to the financial statements are an integral part of these statements.

                              L. LURIA & SON, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     THIRTEEN WEEKS ENDED

                                                                     MAY 3,          MAY 4,
(Dollars in thousands)                                                1997           1996
-----------------------------------------------------------------------------------------------
                                                                               (AS RESTATED)(1)
Cash flows from operating activities
    Net loss                                                        $(1,553)        $(7,400)
     Adjustments to reconcile net income to net cash used in
          operating activities:
               Depreciation                                             742           1,028
               Loss on sale of property                                 121            --
               (Increase) decrease in other assets                      300          (1,510)
               (Increase) decrease in accounts receivable             1,230             (83)
               Decrease in inventories                                  694           4,776
               (Increase) decrease in prepaid expenses                  285          (1,567)
               Decrease in accounts payable, accrued
                    liabilities, taxes payable and other
                    liabilities                                      (6,748)        (18,269)
                                                                    -------        --------
Net cash used in operating activities                                (4,929)        (23,025)
                                                                    -------        --------
Cash flows from investing activities:
     Additions to property, net                                        (291)           (336)
     Proceeds of sale of property, net                                4,555            --
                                                                    -------        --------
Net cash used in investing activities                                 4,264            (336)
                                                                    -------        --------
Cash flows from financing activities:
     Borrowings under line of credit agreement                          783          19,860
     Repayments of long-term debt                                      (850)             14
                                                                    -------        --------
Net cash provided by financing activities                               (67)         19,874
                                                                    -------        --------
Net decrease in cash and cash equivalents                              (732)         (3,487)
Cash and cash equivalents, beginning of year                          1,568           4,941
                                                                    -------        --------
Cash and cash equivalents, end of period                            $   836         $ 1,454
                                                                    =======        ========

Supplemental disclosures of cash flow information
     Cash paid during the period for:
         Interest (net of amounts capitalized)                      $   425         $   271
         Income taxes paid (refunded)                               $  --           $  --
                                                                    =======        ========

(1) The losses for the first quarter of the year ended February 1, 1997 have been restated to reflect the change in accounting method as stated previously in Form 10K for the fiscal year ended February 1, 1997.

The accompanying notes to the financial statements are an integral part of these statements

                              L. LURIA & SON, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
            FOR THE THIRTEEN WEEKS ENDED MAY 3, 1997 AND MAY 4, 1996

GENERAL

     The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and in accordance with generally accepted accounting principles applicable to interim financial statements and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of L. Luria & Son, Inc. (the "Company"), the accompanying condensed financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of May 3, 1997 and May 4, 1996, and the results of its operations and cash flows for the thirteen weeks ended May 3, 1997 and May 4, 1996. Furthermore, all adjustments were of a normal or recurring nature.

SEASONALITY

     The results of operations for the thirteen weeks ended May 3, 1997 are not indicative of the results to be expected for the entire year because the Company's operations are seasonal.

ACCOUNTING POLICIES

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1997 L. Luria & Son, Inc. Annual Report, which is incorporated by reference in Form 10-K.

     Effective February 4, 1996, the Company changed its method of accounting for certain buying and warehousing costs. The Company believes that this change provides a better measurement of operating results given the changes in the Company's operations. The warehouse and buying costs that were capitalized in inventory as of February 3, 1996 are reflected in the 1997 statement of operations as a cumulative effect of a change in accounting of $4,386,000.

     The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings Per Share", effective for financial statements ending after December 15, 1997. Earlier application is not permitted. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share" and replaces the presentation of primary earnings per share with the presentation of basic earnings per share. The Company does not believe that the ultimate adoption of SFAS No. 128 would have a material impact on the Company's computation of earnings per share as presented herein.

COMMITMENTS AND CONTINGENCIES

     In February 1997, the Company settled a lawsuit against Service Merchandise Co., Inc. for $1.8 million. The award amount has been reflected as other income for the first quarter ended May 3, 1997.

     The Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial condition of the Company.

WORKING CAPITAL

     The Company entered into a secured revolving credit arrangement providing up to $30.0 million. The line available to the Company is based on the value of inventory. At May 3, 1997, the Company was not in compliance with four of the borrowing covenants. The Company has received waivers of the covenants from the lender. However, the Company is presently unable to meet the covenants on an ongoing basis without waivers from the lender or amending the agreement. The Company is currently in discussions with its lender to amend the agreement.

                              L. LURIA & SON, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

The following table sets forth for the periods indicated percentages which certain items reflected in the financial data bear to net sales of the Company:

                                                  RELATIONSHIPS TO NET SALES
                                                         PERIOD ENDED

                                                  MAY 3, 1997    MAY 4, 1996
                                                  -----------    -----------
Net sales                                            100.0 %        100.0 %
Cost of goods sold                                    66.0           72.9
                                                     -----          -----
Gross margin                                          34.0           27.1
Operating expenses                                    51.6           41.9
                                                     -----          -----
Loss from operations                                 (17.6)         (14.8)
Other income                                          10.9              -
Interest income (expense), net                        (2.5)          (0.9)
                                                     -----          -----
Loss before income tax and cumulative effect
  of change                                           (9.2)         (15.7)
Income tax benefit                                       -           (5.4)
                                                     -----          -----
Loss before cumulative effect of change               (9.2)         (10.3)
Cumulative effect of change in accounting
  principle, net                                         -          (14.9)
                                                     -----          -----
Net loss                                              (9.2)%        (25.2)%
                                                     =====          =====

NET SALES

     For the thirteen weeks ended May 3, 1997, net sales were approximately $17.0 million, a 42.2% decrease compared to the same period last year. Comparable store sales decreased 26.2%. This year's first quarter sales were impacted by operating 28 stores vs. 43 stores or a reduction of 34.9% from the same period last year, reduced advertising expenditures, and reduced inventory levels.

GROSS MARGINS

     Gross margins as a percent of net sales for the first thirteen weeks of the current year increased to 34.0% as compared to 27.1% for the prior year first quarter primarily due to non-recurring purchase discounts of $1.8 million reflected as a reduction in cost of goods sold, partially offset by customer incentives and sales events during the respective period.

OPERATING EXPENSES

     Operating expenses for the quarter decreased approximately $3.5 million or 28.8% below last year's operating expenses, primarily due to operating 28 stores versus 43 stores for the same thirteen week period. Operating expenses for the current quarter increased as a percent of net sales to 51.6% this year from 41.9% last year, primarily due to lower sales than last year. Approximately $1.4 million of expenses associated with previously closed stores has been charged to reserves established in fiscal 1997.

                              L. LURIA & SON, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

INCOME TAX BENEFIT

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions, as well as net operating loss carryforwards, tax credits and other tax benefits. The Company did not record an income tax benefit for the thirteen-week period ended May 3, 1997 compared to last year's 37.6% expected benefit.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $0.8 million at May 3, 1997 compared to $1.4 million at May 4, 1996. Working capital at May 3, 1997 was a deficit of $9.7 million compared to $21.6 million at May 4, 1996 and a deficit of $9.0 million at February 1, 1997. Net cash used by operations during the quarter ending May 3,1997 was $4.9 million primarily due to the net loss of $1.6 million, a decrease in accounts payable and accrued liabilities of $6.7 million and a decrease in other assets and receivables of $1.5 million.

     In February, 1996 the Company entered into a revolving credit agreement secured by substantially all assets of the Company, which currently provides maximum borrowings up to $30.0 million. The amount of credit available under the revolving credit agreement is based on the value of the Company's inventory. At May 3, 1997, the Company was not in compliance with four of the borrowing covenants. The Company has received waivers of the covenants from the lender. However, the Company is presently unable to meet the covenants on an ongoing basis without waivers from the lender or amending the agreement. The Company is currently in discussions with its lender to amend the agreement.

     Management believes that the short-term and long-term working capital and capital expenditure needs of the Company will be met if the Company's operating results continue to improve in the near future. The continued improvement in the Company's operating results will depend on, among other things, the success of the Company's strategic plan, which includes, the reduction of operating expenses, reduced advertising expenditures, purchasing of higher margin products to increase the Company's profit margin, the use of loss leaders to increase store traffic, the successful negotiations of terms of its credit agreement or obtaining other credit facilities, the continued support of the Company's numerous providers of goods and services, the competitive environment, the prevailing economic climate and the ability of the Company to adapt to these conditions, and successful negotiations with landlords to terminate lease agreements related to the closing of its under-performing stores. No assurances can be given that the Company can successfully implement its strategic plan or obtain the additional sources of funds in the future.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibit 27.1 Financial Data Schedule
         b) On April 1, 1997, the Company filed a Form 8-K to report as an Other Event the sale of the Company's distribution and headquarters facility and a settlement of a judgment in favor of the Company. No financial statements were filed with the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          L. LURIA & SON, INC.

Date: MAY 22, 1997                        /s/ RACHMIL LEKACH
                                          --------------------------------------
                                          Rachmil Lekach
                                          Chief Executive Officer
                                          and Director

Date: MAY 22, 1997                        /s/ ALBERT FRIEDMAN
                                          --------------------------------------
                                          Albert Friedman
                                          Executive Vice President, Chief
                                          Financial Officer and Principal
                                          Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT                                                                    PAGE
-------                                                                    ----

  27.1      Financial Data Schedule